Form 10KSB
period 2001-01-31
ULTIMATE SPORTS ENTERTAINMENT INC
filed 2001-05-17
CIK 1101888

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended January 31, 2001

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ________ to __________

                        Commission File Number: 333-30520

                       ULTIMATE SPORTS ENTERTAINMENT, INC.
               (Exact name of Registrant as specified in charter)

DELAWARE                                                95-0262961
State or other jurisdiction of                          I.R.S. Employer I.D. No.
incorporation or organization

2444 WILSHIRE BOULEVARD, SUITE 414, SANTA MONICA, CA                     90403
(Address of principal executive offices)                              (Zip Code)

Issuer's telephone number, including area code: (310) 829-9590

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Check whether the Issuer (1) has filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (1) Yes [X] No [ ] (2) Yes [X] No [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. N/A

State issuer's revenues for its most recent fiscal year: $95,236.

State the aggregate market value of the voting stock held by non-affiliates of the Registrant (5,470,500 shares) computed by reference to the price at which the stock was sold, or the average high and low sale prices of such stock ($0.45), as of a specified date within the past 60 days: $2,461,725 at May 8, 2001.

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: At May 8, 2001, there were 7,470,000 shares of the Registrant's Common Stock outstanding.

Documents Incorporated by Reference: None

                                TABLE OF CONTENTS

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS................................................   1

ITEM 2.  DESCRIPTION OF PROPERTY................................................  11

ITEM 3.  LEGAL PROCEEDINGS......................................................  12

ITEM 5.  MARKET FOR COMMON EQUITY AND
         RELATED STOCKHOLDER MATTERS............................................  13

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS...................................  17

ITEM 7.  FINANCIAL STATEMENTS...................................................  19

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE.................................  19

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS,  PROMOTERS AND CONTROL
         PERSONS................................................................  20

ITEM 10.  EXECUTIVE COMPENSATION................................................  20

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN
         BENEFICIAL OWNERS AND MANAGEMENT.......................................  22

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS........................  23

ITEM 13.  EXHIBITS, LIST AND REPORTS ON FORM 8-K................................  25


                                     PART I

                         ITEM 1. DESCRIPTION OF BUSINESS

BACKGROUND AND HISTORY

     We were originally incorporated under the laws of the State of Utah on August 24, 1981, under the name "Edge Investment Company." On October 13, 1983, we changed our name to "American Surgical Laser, Inc." We subsequently changed domicile to Delaware by merging into a Delaware corporation formed for this purpose. The merger was effective on April 12, 1985. The Delaware corporation was incorporated on January 21, 1985, under the name "American Surgical Laser-Del, Inc." We changed our name to "Eclipse Imports, Inc." on June 10, 1997. On March 12, 1999, we changed the name to "Neurochemical Research International, Corp." The effective date of the name change to "Ultimate Sports Entertainment, Inc." was April 7, 1999.

     We were initially formed for the purpose of investing in and managing real property and in late 1983 we entered the laser medical research and development field. The development activity continued until 1986 when the project was discontinued because of lack of funds and a conflict in management.

     During September 1983 we issued 5,000 shares in a public offering and received $20,000 cash.

     Effective October 12, 1983, we forward split our outstanding shares at the rate of 3.8789-for-one, which means that each share of stock outstanding immediately prior to the effective date of the forward split was increased to
3.8789 shares after the split. Effective July 17, 1997, we reverse split the outstanding shares at the rate of one-for-two hundred, which means that each 200 shares of stock outstanding immediately prior to the effective date of the reverse split was decreased to one share after the split.

     In February 1999 we proposed to enter into a merger transaction with Neurochemical Research Corp. In contemplation of the closing of the merger transaction, we changed our name to "Neurochemical Research International, Corp." A special meeting of shareholders was called and held on February 12, 1999, to approve the merger transaction. The shareholders voted not to proceed with the merger, but did approve a one-for-ten reverse split of the outstanding shares effected March 22, 1999, which means that each ten shares of stock outstanding immediately prior to the effective date of the reverse split was decreased to one share after the split.

     On March 30, 1999, we entered into a reorganization agreement with AllStar Arena Entertainment, a privately-held California corporation, and the shareholders of this entity. At this time we were an inactive entity with no significant assets or liabilities. AllStar Arena was incorporated in the State of California on June 28, 1996, under the name "Lobito Publishing

Group" and amended its articles of incorporation to change its name to "AllStar Arena Entertainment" on January 26, 1998. The agreement provided that on the closing date the shareholders of AllStar Arena would exchange all of their shares for 3,850,000 shares of our company, such that AllStar Arena would become a wholly owned subsidiary and the shareholders of AllStar Arena would own a majority of the outstanding stock of our company. The closing of the reorganization agreement was held on April 6, 1999, and old management resigned in favor of directors and officers who were designated by AllStar Arena. Contemporaneous with the closing on April 6, 1999, we issued 1,300,000 shares in a limited offering and canceled 2,030,680 shares which had previously been issued in connection with the proposed transaction with Neurochemical Research Corp. in February 1999. As a result of the closing the shareholders of AllStar Arena owned approximately 54% of the outstanding shares, taking into account the issuance of the 1,300,000 shares and the cancellation of the 2,030,680 shares.

     Also in connection with the reorganization agreement with AllStar Arena, we forward split the outstanding shares at the rate of four-for-one effective March 29, 1999, which means that each share of stock outstanding immediately prior to the effective date of the forward split was increased to four shares after the split. We also amended our articles of incorporation and increased the number of authorized common shares from 11,000,000 to 50,000,000 shares on April 7, 1999.

     Unless otherwise indicated, all references to our outstanding shares give effect to all previous stock splits.

     Immediately following the closing of the reorganization agreement, we entered into a six-month advertising and promotional services agreement with Noble House of Boston, Inc. wherein Noble House agreed to provide certain advertising and promotional services. The initial term of the advertising and promotion agreement with Noble House expired on October 2, 1999. We entered into a new six-month agreement in February 2001.

     In August 1999 we borrowed $50,000 each from Roger Tichenor and James Skalko. These loans, plus interest, were converted into 100,000 shares of common stock in January 2000.

     In December 2000 we commenced a public offering of our common stock at $0.50 per share. The offering was for cash proceeds of a maximum of $1,800,000 and a minimum of $1,200,000. We were not able to raise the minimum amount during the initial period of the offering which expired on April 13, 2001. The registration statement also included the resale of up to 420,000 shares for selling shareholders. We intend to keep the registration statement current for the selling shareholders.

     We are presently engaged in the publication of comic books depicting professional athletes as super heroes. We have been able to use these athletes because of our license agreements with the individual athletes and the major league players' associations. Business operations are conducted through both the parent and the subsidiary companies without material differentiation between the two entities. Management proposes to merge AllStar Arena into the parent company to form a single operating entity.

LICENSE AGREEMENTS

     Our license agreements with National Basketball Association players Chris Webber of the Sacramento Kings and Karl Malone of the Utah Jazz expired in March and November 2000, respectively, and we do not intend to renew them. We have licenses with the Major League Baseball Players Association; the Major League Baseball Properties, Inc.; the National Hockey League Players' Association; the National Football League Properties, Inc.; and the National Football League Quarterback Club. Total minimum guaranteed royalty payments to be made by us under these contracts for the years ended January 31, 2000 and 2001 were $120,000 and $195,000 respectively. For the years ending January 31, 2002, and 2003, the estimated aggregate amounts of the minimum guaranteed royalty payments to be made pursuant to these license agreements will be approximately $200,000 and $225,000, respectively . Set forth below is a brief description of each of these license agreements:

     THE MAJOR LEAGUE BASEBALL PLAYERS ASSOCIATION LICENSE

     This license allows us to use the likenesses of individual players in our comic books. The original license was entered into on May 13, 1998, and expired on December 31, 2000. The license was renegotiated for the 2001 and 2002 baseball seasons. The license grants us the non-exclusive right to publish and market comic books in the United States and international markets featuring animated cartoon super-heroes based on Major League Baseball Association players. It also grants us the right to engage in comic book premium promotions at the Major League Baseball stadiums, which was a right that had previously been negotiated and granted on a case-by-case basis under the original agreement. The agreement also provides for royalties to be paid by us based upon sales of the comic books. The content of each comic book is subject to the prior approval of the Major League Baseball Players Association. Following the termination of the license, we have no further right to market the comic books. The agreement also requires us to indemnify the association against any actions involving it arising out of our acts or omissions. We must also maintain liability insurance. We are currently a licensee in good standing.

     THE MAJOR LEAGUE BASEBALL PROPERTIES LICENSE

     This license permits us to use the league and team names and logos in our comic books. The license was entered into on September 23, 1999, and provides for an initial license period ending November 30, 2000, with an automatic extension through December 31, 2001. Prior to the expiration of the license agreement, the parties agree to discuss in good faith the renewal of the agreement for an additional period. The license grants the non-exclusive right to use the Major League Baseball logos, league names, teams, and the all-star game, division, league, and world series. The agreement also provides for royalties to be paid by us based upon sales of the comic books and establishes minimum royalties to be paid against actual royalties earned. The content of each comic book is subject to the prior approval of the licensor. Following the termination of the license, we have no further right to market the comic books. The agreement also requires us to indemnify the licensor against any actions involving it arising out of our acts or omissions. We must also maintain liability insurance. We are currently a licensee in good standing.

     NATIONAL FOOTBALL LEAGUE PROPERTIES LICENSE

     This license will allow us to use the trademarks, service marks, and other identifying symbols, slogans, and indicia adopted for commercial use by the National Football League. The initial term will expire on August 31, 2002. The license will grant to us the non-exclusive right to use the marks in our comic books. The form of the agreement also provides for royalties to be paid by us based upon sales of the comic books and establishes guaranteed minimum royalties to be paid against actual royalties earned. The content of each comic book will be subject to the prior approval of the licensor. Following the termination of the license, we will have no further right to market the comic books, except to sell existing stock for a period of ninety days following the termination. The form of the agreement also requires us to indemnify the licensor, the league, and the member clubs against any actions involving it arising out of our acts or omissions. We will also be required to maintain liability insurance. We are currently a licensee in good standing.

     NATIONAL FOOTBALL LEAGUE QUARTERBACK CLUB LICENSE

     This license, also with the National Football League Properties, Inc., will allow us to use the likenesses of the members of the NFL Quarterback Club. The initial term will expire on August 31, 2002. The license will grant to us the non-exclusive right to use the likenesses in our comic books. The form of the agreement also provides for royalties to be paid by us based upon sales of the comic books and establishes guaranteed minimum royalties to be paid against actual royalties earned. The content of each comic book will be subject to the prior approval of the licensor. Following the termination of the license, we will have no further right to market the comic books, except to sell existing stock for a period of ninety days following the termination. The form of the agreement also requires us to indemnify the licensor, the league, and the member clubs against any actions involving it arising out of our acts or omissions. We will also be required to maintain liability insurance.

     THE NATIONAL HOCKEY LEAGUE PLAYERS' ASSOCIATION LICENSE

     The National Hockey League Players' Association License was entered into on July 1, 1999, and terminates automatically on June 30, 2001. The license grants to us the non-exclusive right to publish and market comic books throughout the world featuring National Hockey League players. However, the players retain the option not to participate in the agreement. The agreement also provides for royalties to be paid by us based on sales of the comic books and establishes minimum annual royalties. The content of each comic book is subject to the approval of the association. Following the termination of the license, we have no further right to market the comic books. The agreement also requires us to indemnify the association against any actions involving it arising out of our acts or omissions. We must also maintain publisher's liability insurance. We are currently a licensee in good standing. As of the date of this report, we have not determined whether we will seek an extension of this license upon the June 30, 2001 expiration date.

     RISKS ASSOCIATED WITH OUR LICENSE AGREEMENTS

     Our license agreements do not grant us exclusive rights to publish our comic books, which means that others could enter the market and compete with us. Our existing and any future license agreements with the leagues or players' associations are key to any success of our business. However, these licenses are not exclusive, which means the leagues or the players' associations could grant similar or more favorable license agreements to others. If this were to happen in the future, we could be competing with others for the same market share. While we are not aware of any other companies seeking to obtain the rights from the leagues and associations to publish comic books, as public exposure to our comic books increases, it is possible that other existing or new comic book publishers may attempt to enter this field which would significantly increase our competition and could decrease sales. We are not certain that the market would be large enough to support additional publishers.

     Each of the license agreements is for a relatively short duration and there is no assurance that any of the agreements will be renewed. Our business requires the acquisition of licensing rights from the sports leagues and associations, and, in some cases, the professional athletes themselves. Without these licenses, it would be difficult or, in some cases, impossible, to continue our present operations. We have a number of licenses which expire over the next few years. Generally, the agreements do not provide for automatic renewals or extensions. In addition, our right to market the comic books will expire when the particular license agreement terminates. The following table sets forth each particular license agreement which we currently hold and its expiration date:

     LICENSE AGREEMENT                                         EXPIRATION DATE
     -----------------                                         ---------------
     Major League Baseball Players Association                 December 31, 2002
     Major League Baseball Properties, Inc.                    December 31, 2001
     National Hockey League Players' Association               June 30, 2001
     National Football League Properties, Inc.                 August 31, 2002
     National Football League Quarterback Club                 August 31, 2002

     We will attempt to renew each license before it expires, but we have not been given any assurances from the licensors that they will renew the agreements. There is no assurance that if we are able to renew the license agreements, that they will be renewed under the same terms as we currently have under our present agreements.

     We rely extensively upon the relationship of our president with the representatives of the leagues and associations, and with the players themselves, to obtain the various rights necessary to conduct our business. If we were to lose the services of Mr. Licht there would be a significant question whether we could continue in our current business. We intend to obtain key man insurance in the amount of $1,000,000 on Mr. Licht. We also intend to include in his employment contract provisions which will prohibit him from competing with us should he terminate his existing employment and leave the company.

PUBLICATION OF COMIC BOOKS

     As of April 23, 2001, we had published eleven comic books: WEBBER'S WORLD, featuring Chris Webber; THE MAILMAN, featuring Karl Malone; COSMIC SLAM, featuring Jeff Bagwell, Sammy Sosa, Dave Justice, and Mark McGwire; THE SHORTSTOP SQUAD featuring Derek Jeter, Cal Ripken, Jr., Alex Rodriguez, and Barry Larkin; SUPPER SLUGGERS featuring Barry Bonds, Ken Griffey Jr., Ken Caminiti, and Mike Piazza; FAST BALL EXPRESS featuring Randy Johnson, Roger Clemens, Greg Maddux, Chan Ho Park, and Hideo Nomo; AMAZING METS featuring Mike Piazza, John Franco, Armando Benitez, Edgardo Alfonzo, and Robin Ventura; GRIDIRON GIANTS Numbers 1 and 2 both featuring Dan Marino, Terrell Davis, Barry Sanders, and Jake Plummer; TWO MINUTE WARNING featuring John Elway, Junior Seau, Steve Young, and Drew Bledsoe, and ANGELS DIG IN, featuring Troy Glaus, Darin Erstad, Bengie Molina and Garret Anderson. We are also developing two hockey comic books which we believe will be ready for release this year and several baseball comic books which we believe will be ready for release during the 2001 baseball season. Additionally, there are currently eight premium MLB comic books in production for promotional events at MLB stadiums during the 2001 baseball season.

     Each of the comic books consists of a single story featuring one or more well-known sports figures as super heroes. Stories for the comic books are developed, and in some cases written, by management. In other cases we retain free lance writers to work with us to develop and write the stories and the dialogue. Upon completion of the story, we hire illustrators to create the black and white drawings to correspond to the story and dialogue. Finally, the book is sent to a coloring house or a freelance colorist to include the color for the illustrations. We are currently negotiating with design firms which could perform all of these functions for us.

     Once the particular issue of the comic book has been composed, illustrated and colored, it is down-loaded onto a disk and forwarded to the printer to create the plates for printing. We have used both Quebecor Printing of Montreal, Canada, and Brenner Printing of San Antonio, Texas, as our primary printers of the comic books, but we have no contractual agreement with either of them to print future comic books as they are produced. We believe that these are the two printers in North America which are capable of printing comic books of the quality required by us. We also believe that the risk is low that these printers would not continue to print our comic books in the future under the same terms and similar costs as in the past. If for any reason they could not print the comic books, we believe that suitable printers could be located overseas which could print the comic books at the same or near the cost charged by our current printers; however, shipping costs could be significantly greater.

     The retail price of our comic books is from $2.95 to $4.95, with most being offered at $3.95. This is higher than the retail prices of most other comic books which are sold at between $1.95 to $3.95, with most at $2.75 per issue. One reason for the higher price of our comic books is our expense of paying royalties to the professional players and the leagues which would not be required in connection with most other comic books. Another factor for our price is reflected in the higher quality of ink and paper we use, which is superior to the typical comic book and helps to heighten collectability of our product.

     We believe one reason people may be interested in our comic books is the favorable image projected by the athletes used in our comic books. Obviously, we have no control over the lives of these athletes. Should one of them do something which would cause readers not to view them as potential super heroes, it could materially affect our ability to market the comic books. We are unable to predict what type of actions would affect potential sales, but certainly anything which would negatively affect the athlete's moral character could affect our selling efforts.

     The leagues and players' associations have the right to approve the stories, art work, and design of the comic books. Changes required by such reviews could be costly to us. Under our existing license agreements, the leagues, players' associations, and, in some cases, the players themselves, are granted the right to review and approve of the comic books. Our budgeted costs of publishing the comic books includes minimal changes, and if the leagues, associations, or players require substantial changes in a significant number of future comic books, the funds budgeted for publication may be inadequate and we would be required to seek additional funding or allocate funds from other business categories. We have experienced occasions in the past where we have had to revise comic books at various stages of development to meet this obligation or to maintain good relations with the licensors. As we produce more comic books in the future and work with the representatives of the leagues, associations, and players on a more regular basis, we believe we can minimize such revisions. We submit each stage of the development of the comic books to the representatives for their approval. In one instance the approvals of a representative were overridden by a superior in the league which caused us to rework much of the development of the particular comic book. While we may not have been legally obligated to make the changes, we made them primarily to maintain the good will with the league. We will continue to attempt to minimize these problems in the future, but there is no assurance that we can totally eliminate the costs of reworking story lines, likenesses, or other aspects of the comic books during the development stages at our cost.

MARKETING

     The first two comic books published by us, WEBBER'S WORLD and THE MAILMAN, were distributed through direct mail campaigns and newspaper advertisements and at stadiums. THE MAILMAN has been sold primarily to the concessionaires at the stadium in Salt Lake City, Utah, at which Karl Malone plays his home games, and also by direct mail campaigns. Prior to and during the basketball season, we contact the concessionaires and solicit purchase orders for the comic books which are then shipped directly to the stadiums from the warehouse in New York. WEBBER'S WORLD has been sold by direct mail and through advertisements in the Sacramento, California, newspapers.

     Beginning with the baseball comic books we have introduced a broader marketing plan. In addition to offering the comic books to concessionaires in the stadiums where the athletes play, we have also placed regional advertisements in newspapers to solicit direct customer orders. Also, we have negotiated an arrangement with Diamond Comic Distributors, Inc. to distribute our comic books throughout the United States and Canada. As of November 1, 2000, Diamond published ten of our comic books in their catalogue for their retail distributers and agreed to add new issues as they are published. Purchase orders from Diamond will require three weeks delivery time . Upon receipt of such an order, we will ship from our warehouse or we will contact the printer to run an appropriate number of comic books and ship them directly to Diamond. So long as the comic books are delivered on time, Diamond has agreed to purchase all comic books ordered and not to return any unsold copies. We are also negotiating with a national distributor of publications to newsstands to distribute the comic books and with a national publication for collectibles in which advertisements for the comic books could be placed. Since these arrangements would likely involve returns of unsold comic books, we are also negotiating for an outlet for our unsold books.

     We continue to offer our comic books in the stadiums and, for our baseball comic books, we entered into an exclusive one-year agreement with MJ Sports to distribute our non-premium baseball comic books in the stadiums beginning January 1, 2000, through the 2000 baseball world series . We offer the football comic books directly to the stadiums and teams. For the 2001 MLB season we are offering the baseball comic books directly to the stadiums and teams.

     We have a toll-free telephone number and a mail order distribution and fulfillment center in-house to handle direct mail and direct telephone orders.

     We have also developed a promotional plan to sell comic books developed for an individual team and offered at the team's stadium in conjunction with promotional programs of the team. We completed one such program with the New York Mets at Shea Stadium on July 1, 2000. The Amazing Mets comic book was sponsored by DiGiorno Pizza and given away to kids 14 and under. We are in discussions with other sports leagues, as well as other MLB teams and sponsors and intend to expand this program in the future. We currently have contracts securing eight such promotional events for the 2001 MLB season. The Anaheim Angels night is May 4, 2001, and is sponsored by Discover. The Los Angeles Dodgers have two nights, July 19th and August 16, 2001. The Texas Rangers have committed to a two-year contract with three nights each in 2001 and 2002, sponsored by Medical City Dallas Hospital. The Ranger dates are June 20th, July 2nd, and August 12, 2001. The 2002 dates are to be determined. The New York Yankees have two nights sponsored by Deer Park Spring Water on August 17th and September

28, 2001. We are aggressively pursuing NFL, NBA, and NHL teams to expand this program to retail outlets whereby a person could purchase a sponsor's product and receive the free team comic book at the fast food restaurant, supermarket, discount store, etc.

PROPOSED BUSINESS

     As additional funding, if any, is made available to us, we propose to broaden our current business to include the creation of animated characters based on the super heroes portrayed in the comic books, the manufacture and sale of merchandise associated with the super hero athletes, and the sale of the comic books and merchandise on cable network shopping channels and on the Internet.

     We are negotiating with the various professional athletic leagues and players' associations to secure the rights to create animated television series using the professional athletes and to manufacture and sell the merchandise associated with the series. Our current license agreements do not provide such rights. We are also required to negotiate with the licensee(s) which holds the broadcast rights for such products with the leagues.

     We have created a web site which includes information about our company and its products. Our licenses allow us to show and sell our products on the Internet. We also intend to offer digitized comics developed specifically for the web site. We do not anticipate commencing the project until we have secured the necessary rights from the professional sports leagues and players' associations. The present license agreements held by us do not provide such rights.

     We are also in contact with the companies which hold the license to manufacture action figures using professional athletes . Our goal is to enter into agreements which would permit us to manufacture and market action figures based upon characters developed for our comic books. In order to accomplish this, we will need to negotiate agreements with the manufacturers and the leagues and player's associations.

     We are negotiating with several entities which specialize in promoting limited edition and signed articles on television home shopping programs . If the negotiations are successful, we anticipate that signed copies of our comic books published in special limited editions will be offered on cable home shopping channels by the first company willing to commit to a significant initial order. We enjoyed a live performance on the Home Shopping Network on September 1, 2000, in which a gold foil edition, limited to 2000, of our four #1 series MLB books were sold for $49.95 each.

     The expansion of our business into digitized comics on the Internet, the manufacture of action figures based on super heros in our comic books, and television or home video/dvd programs based on super heros developed by us, is dependent upon obtaining the rights from the leagues and the players' associations and securing additional funding, of which there is no assurance. Our current license agreements with the leagues and the player's associations are generally limited to the publication of comic books. In order to create digitized comics on our Internet site, to commence the manufacture and marketing of action figures, and to create live-action animated series based upon super heros developed by us, we are required to negotiate additional license agreements with the leagues, players' associations, and, in some cases, the players. While we have commenced the negotiation process, we have not entered into definitive arrangements or agreements and we cannot assure you that we will be able to complete the negotiations in terms sufficiently favorable to enter these markets. In addition, such electronic rights may be part of a larger package of rights granted to other licensees which may preclude us from obtain the rights. Also, in the case of action figures and other ancillary marketing opportunities, we may be required to negotiate with the existing manufacturing licensees.

COMPETITION

     Our share of the comic book market is insignificant in comparison to other comic book publishers. The comic book market is dominated primarily by Marvel Comics and DC Comics, each of which has substantially greater assets, manpower, and market share than do we. While neither of these entities publishes a comic book using athletes as super hero characters, they do publish a significant number of comic books using various super heroes. And while we do not compete directly with these companies, we may compete for some of their readers who may be interested in the sports figures in our comic books. We may not have the resources or facilities to compete directly with these publishers.

     There are a number of smaller comic book publishers, most of which have had more experience in this industry and are better financed. While we are familiar with a limited number of other companies which publish comic books using athletes in stories in which they are portrayed in their particular athletic capacity, for example as a wrestler, we are not aware of any of these publishers using professional athletes as super action figures in their comic books as we do. However, we will likewise compete with these publishers for comic book readers in general, and perhaps those interested in the sports.

     We are also aware of manufacturers of action figures based on athletes. If we are successful in entering the action figure market, we will be competing with these companies as well.

     We believe that our comic books will appeal to a certain niche audience which is interested in both sports and comic books. We also believe we will be able to compete in this niche market with other publishers of comic books because of the appeal of the star athletes who appear in our comic books.

     The public's acceptance of comic books using professional athletes as super heroes is largely untested, and our sales of this type of comic book in the past is insufficient to indicate whether significant sales will occur in the future. For the year ended January 31, 2001, we generated $95,236 in revenues from sales of our comic books, and experienced total net losses of ($886,502) for the same period. If we do not generate more sales, we may not be able to continue our present operations. To reverse this trend of operating losses, we need to generate significant future sales. We have received purchase orders from several distributors, but our distribution agreements do not require any future or minimum purchase orders.

     We expect that our premium and promotional comic books, including the eight contracts that we currently have in place, will generate significant revenue as well as distinguish our company from the competition.

GOVERNMENT REGULATION

     We are not subject to any significant government regulations, except as may relate to compliance with the corporate laws of the States of Delaware and California.

EMPLOYEES

     At May 1, 2001, we had two full-time employees, including one member of management. We also employ one part-time person and four consultants.

TRADEMARKS AND COPYRIGHTS

     On June 4, 1999, we filed for a federal trademark for "Ultimate Sports Force" and in January 2000 we filed for a federal trademark for "Ultimate Sports Entertainment, Inc." We have received preliminary notification from the examiner that there may be a conflict with "Ultimate Sports Force," but we may not know for more than one year whether we will be issued such trademark.

                         ITEM 2. DESCRIPTION OF PROPERTY

     We lease approximately 1,156 square feet of office space located at our principal executive offices at 2444 Wilshire Boulevard, Suite 414, Santa Monica, California. The office space is leased under a three year lease which commenced on May 15, 1999, and terminates on May 31, 2002. The initial base rent for the space is $2,255 per month, plus our share of common space expenses. The monthly base rent increased to $2,323 on June 1, 2000, and increases to $2,393 commencing June 1, 2001. The lease grants to us the right to extend the lease for one additional three-year period.

     We also lease some of our computer equipment under a three year lease which commenced in December 1998. The value of the leased equipment at the time of the lease was $9,016 and we have the option to purchase the equipment at the end of the lease at the greater of the then fair market value or 15% of the original value of the equipment. Monthly payments are

$313. The lease is personally guaranteed by Joseph Yukich, a former officer and director of AllStar Arena, by Martin Burke, III, a former director, and by Paul Fairchild, a former officer.

                            ITEM 3. LEGAL PROCEEDINGS

     Except as discussed below, we are not a party to any material pending legal proceedings or government actions, including any material bankruptcy, receivership, or similar proceedings. Also except as discussed below, we do not believe that there are any material proceedings to which any director, officer or affiliate of our company, any owner of record of beneficially of more than five percent of our common stock, or any associate of any such director, officer, affiliate of ours, or security holder is a party adverse to us or has a material interest adverse to us.

     On May 2, 2000, a complaint was filed in the Superior Court of the State of California, County of Los Angeles, Case No. BC229219, against us, and Frederick
R. Licht, our president and director, and Asher Fensterheim, our corporate counsel, by Joseph Yukich, Michael Walsh, and Herbert Dogan. The complaint is titled as a shareholder derivative action. The complaint alleges that the individual defendants, in particular Mr. Licht, have mismanaged the affairs of the company, and sites as examples the loan with The Orbiter Fund Ltd.; the funds borrowed from Mr. Tichenor and Mr. Skalko; the sale of warrants to the wife of Mr. Fensterheim; the placing of comic book material on the Internet; straining the relationship with the Major League Baseball Players Association; and paying excessive salaries to Mr. Licht. The plaintiffs are seeking a temporary and permanent injunction against further conduct as described in the complaint; general damages in favor of the company in an amount to be established at trial; and punitive damages in an amount sufficient to punish or make an example of the defendants. Our counsel, Richard LeBell Morgan, Inc., is of the opinion that this action lacks merit and the court has sustained a demurrer to the complaint on the ground that it failed to state a cause of action. Thereafter the plaintiff amended the complaint and we again demurred against the amended complaint. We intend to vigorously defend this action.

     On May 3, 2000, a complaint was filed in the United States District Court, Central District of California, Case No. 00-04636, against Mr. Licht and us by Joseph Yukich. The complaint seeks damages and injunctive relief for alleged copyright infringement in connection with the "The Cosmic Slam," "Webber's World," Karl Malone the Mailman," "Supper Sluggers," "The Shortstop Squad," and "Fastball Express." Mr. Yukich claims to be a one-third owner of the copyrights for the comic books bearing these names. To the extent Mr. Yukich contributed, if at all, ideas and/or content to any of the above-named comic books, Mr. Yukich did so at the time he was working as an employee and president of the company. The company never agreed to grant Mr. Yukich any copyright rights. In fact, it was explicitly understood by all concerned that Mr. Yukich was not entitled to any personal interest in the copyright. Based on and relying upon this information, the company's legal counsel in the action, attorney David B. Felsenthal, has concluded that any contribution by Mr. Yukich was a "work made for hire" under United States copyright laws and that Mr. Yukich has no legal justification for claiming he has any legal right to the copyrights for these comic books. For this reason, our counsel is of the opinion that Mr. Yukich's claims in this action are without merit. We intend to vigorously defend against Mr. Yukich's action.

          ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     No matters were submitted to a vote of the security holders during the fourth quarter ended January 31, 2001.

                                     PART II

     ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

     Our shares were quoted on the OTC Electronic Bulletin Board beginning August 11, 1998, through November 1999; they were quoted exclusively on the Pink Sheets from November 1999 through January 16, 2001. Based upon the limited volume of trading, we do not believe that there exists an established market for our stock. The table below sets forth for the periods indicated the high and low bid quotations as reported by private services on the Internet and, for the period February 1, 1999, through November 30, 1999, by the Trading and Marketing Services Department of NASDAQ. These quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

                                    Quarter          High              Low
FISCAL YEAR ENDED
JANUARY 31, 2000                    First            $3.9375           $0.1250
                                    Second           $3.0625           $1.6563
                                    Third            $3.00             $0.75
                                    Fourth           $0.75             $0.375

FISCAL YEAR ENDED
JANUARY 31, 2001                    First            $0.75             $0.35
                                    Second           $0.85             $0.18
                                    Third            $0.60             $0.30
                                    Fourth           $0.781            $0.40

FISCAL YEAR ENDING
JANUARY 31, 2002                    First            $1.00             $0.10

     Our shares are subject to Rule 15g-9 under the Exchange Act. That rule imposes additional sales practice requirements on broker-dealers that sell low-priced securities designated as "penny stocks" to persons other than established customers and institutional accredited investors. The SEC's regulations define a "penny stock" to be any equity security that has a market price less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. Currently our stock is a penny stock. We cannot assure you that our shares will ever qualify for exemption from these restrictions. For transactions covered by this rule, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to sale. Consequently, the rule may affect the ability of broker-dealers to sell our shares and may affect the ability of holders to sell their shares in the secondary market.

OUTSTANDING OPTIONS, WARRANTS, CONVERTIBLE SECURITIES

     At May 1, 2001, we had outstanding options to purchase 677,500 shares. The options were issued under our existing stock option plan.

     We have borrowed funds in the past, the terms of which require us to issue additional shares of stock upon a default. In October 1999 we borrowed $600,000 for operations and agreed to repay the loan in four months. We also agreed to issue 250,000 shares for each sixty days following the maturity date, during which the loan remains unpaid. We were unable to repay the loan on the original due date and agreed with the lender to an extension of the final maturity date to August 1, 2000. For this extension we agreed to issue 100,000 shares to the lender and, for the default of the original due date, we agreed to issue 250,000 shares to the lender. We were again unable to repay the loan on the extended due date and renegotiated the due date of the loan to October 20, 2000. We were again unable to repay the loan by this new due date. We intend to renegotiate this loan. The issuance of these shares, if we are unable to renegotiate the loan, could significantly dilute the ownership interest of the existing shareholders.

SHARES SUBJECT TO RULE 144

     At May 8, 2001, we had a total of 7,470,000 shares outstanding. Of these shares, 3,487,946 are designated as restricted shares by the transfer agent. Of these shares 1,639,600 of these shares are subject to the lock-up agreement and will not be eligible for resale until at least one year from December 13, 2000. We have been advised by the staff of the Securities and Exchange Commission that Rule 144 would not be available for 722,840 of the shares designated as restricted if the shares were issued at a time during which the issuer was a blank check issuer and that these shares could only be resold through a registered offering.

     In general, under Rule 144, as currently in effect, any person who has beneficially owned restricted shares for at least one year, is entitled to sell, within any three-month period, a number of shares that does not exceed the greater of 1% of our then outstanding shares, or the average weekly trading volume of our stock during the four calendar weeks immediately preceding the date on which notice of the sale is filed with the SEC. Sales pursuant to Rule 144 are also subject to certain requirements relating to manner of sale, notice and availability of current public information about us. A person who is not deemed to have been an affiliate at any time during the 90 days immediately preceding the sale and whose restricted shares have been fully-paid for two years since the later of the date they were acquired from us, or the date they were acquired from one of our affiliates, may sell these restricted shares under Rule 144(k) without regard to the limitations and requirements described above.

     We cannot predict the effect, if any, that sales of shares under Rule 144 or the availability of shares for sale will have on the market price of our stock prevailing from time to time. We are unable to estimate the number of shares that may be sold in the public market under Rule 144, because the amount will depend on the trading volume in, and market price for, our stock and other factors. Nevertheless, sales of substantial amounts of shares in the public market, or the perception that sales of these shares could occur, could adversely affect the market price of our stock.

REGISTRATION RIGHTS

     We have granted registration rights to shareholders to register up to 420,000 of the outstanding restricted shares. In connection with the 150,000 restricted shares held by Noble House of Boston, Inc., we have agreed to provide up to three opportunities to register these shares at any time commencing April 5, 2000 and ending four years thereafter.

LOCK-UP OF SHARES

     Frederick R. Licht, our sole officer and director, Martin Burke, III, a former director and principal shareholder, and Jay Botchman, a shareholder, have entered into an agreement not to sell, pledge, hypothecate, transfer, or otherwise dispose of 80% of any shares of common stock owned by them for a period of 12 months from December 13, 2000, unless required pursuant to the loan agreement with The Orbiter Fund Ltd. The shares subject to the lock-up consist of 1,639,600 shares owned by these parties.

SHAREHOLDERS

     As of May 9, 2001, there were approximately 467 holders of record of our shares as reported to us by our transfer agent. The transfer agent for our common stock is Interwest Transfer Company, Inc., 1981 East 4800 South, Suite 100, Salt Lake City, Utah 84117.

DIVIDENDS

     We have not declared or paid any cash dividends as yet on the common stock and the Board of Directors has not yet decided on a dividend policy. Whether dividends will be paid will be determined by the Board of Directors and will necessarily depend on our earnings, financial condition, capital requirements and other factors. The Board of Directors has no current plans to declare any dividends in the foreseeable future.

SALES OF UNREGISTERED SECURITIES

     During the year ended January 31, 2001, the following securities were sold by us without registering the securities under the Securities Act:

     In March, April, and May 2000 we issued four promissory notes to J.L.B. Equities, Inc. for an aggregate of $160,000 for loans made to us in this aggregate amount. Each of the notes is due June 20, 2001. These notes were issued without registration under the Act by reason of the exemption from registration afforded by the provisions of Section 4(2) thereof as transactions by an issuer not involving any public offering. No form of general solicitation was used in connection with such issuance. No underwriting discounts or commissions were paid in connection with such issuance. We believed that this investor was an accredited investor as defined in Regulation D at the time of loaning the funds to us.

     In June 2000 we issued a one-year promissory note to John J. Gerard for $50,000 for a loan to us in this amount. Also, in August 2000 we issued a second one-year promissory note to Mr. Gerard for an additional $50,000 for a loan to us in this amount. Both notes are due 6-20-01. These notes were issued without registration under the Act by reason of the exemption from registration afforded by the provisions of Section 4(2) thereof as transactions by an issuer not involving any public offering. No form of general solicitation was used in connection with such issuance. No underwriting discounts or commissions were paid in connection with such issuance. We believed that this investor was an accredited investor as defined in Regulation D at the time of such loans.

     In June 2000 we issued a one-year promissory note to David Rosenberg for $25,000 for a loan to us in this amount. In November 2000 we issued a second one-year promissory note to Mr. Rosenberg for an additional $25,000 loaned to us. These notes was issued without registration under the Act by reason of the exemption from registration afforded by the provisions of Section 4(2) thereof as transactions by an issuer not involving any public offering. No form of general solicitation was used in connection with such issuances. No underwriting discounts or commissions were paid in connection with such issuances. We believed that this investor was an accredited investor as defined in Regulation D at the time of the loans.

     In December 2000 we issued a one-year promissory note to Seewack Family Trust for $25,000 for a loan to us in this amount. The trust is controlled by David Seewack. This note was issued without registration under the Act by reason of the exemption from registration afforded by the provisions of Section 4(2) thereof as a transaction by an issuer not involving any public offering. No form of general solicitation was used in connection with such issuance. No underwriting discounts or commissions were paid in connection with such issuance. We believed that this investor was an accredited investor as defined in Regulation D at the time of the loan.

                  ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS

     We experienced a net loss of $886,504 for the year ended January 31, 2001, compared to a net loss of $1,322,025 for the year ended January 31, 2000. This decrease in net loss resulted primarily from a significant increase in sales coupled with a decrease in general, selling and administrative expenses, and costs of goods sold.

     We experienced a gross profit deficiency of $17,958 for the year ended January 31, 2001, compared to $261,519 for the year ended January 31, 2000. Our cost of goods sold decreased approximately 60% in the year ended January 31, 2001, compared with the year ended January 31, 2000. During the year ended January 31, 2001, our cost of goods sold decreased because we have improved our printing and editorial contracts with artists and printing houses used by us. Net sales increased in the year ended January 31, 2001. Sales increased due to increased stadium sales and advertising and increased distributions in stadium promotions. We also expanded our product line and received more press and public exposure than the prior year.

     Cost of goods sold includes minimum royalties, fixed costs of writing scripts, coloring, illustration and other production costs. Management anticipates that the unit cost will be reduced through increased production resulting in an improved gross profit margin.

     Our general, selling and administrative expenses decreased approximately 33% in the year ended January 31, 2001, compared with the prior year. One part of this decrease is directly related to having more volume discounts, fixed costs, and tighter production schedules. These expenses also decreased in part because of fewer employees and decreased marketing expenses. Labor costs totaled $65,465, or 10%, of the general, selling and administrative costs in the year ended January 31, 2001, compared to $243,281, or 26%, in the year ended January 31, 2000. We also increased our legal and accounting expenses during the year ended January 31, 2001, by $5,891, or 4%, compared with last year. This was in connection with the completion of our SB-2 filing to become a reporting company and to defend the company against two lawsuits.

     We have incurred professional and investor relations expenses of $57,267 in the year ended January 31, 2001 as compared to $185,382 in the year ended January 31, 2000. This dramatic decrease is largely due to our company being in a "quiet period" while we worked towards getting our SB-2 filing approved. These expenses should increase in the coming year. Depreciation expense and amortization of licenses were $4,529 and $61,467 during the years ended January 31, 2001 and 2000, respectively.

     Interest expense was $276,773 in the year ended January 31, 2001, and $118,748 in the year ended January 31, 2000. This 43% increase in interest expense is primarily due to the amortized portion of the value of the 250,000 shares issued to The Orbiter Fund Ltd. as an incentive for making the loan to us, as well as the other loans we have taken during the year. Our additional income of $39,636, which did not exist the prior year, was primarily due to the sale of advertising pages in our publications.

LIQUIDITY AND CAPITAL RESOURCES

     Our financial condition remains tenuous. At January 31, 2001, our total cash and cash equivalents were $0. As of January 31, 2001, our operating activities consumed $349,605, which were satisfied by financing activities of $333,656.

     We had a working capital deficit of $1,610,420 as of January 31, 2001. We were unable to raise the minimum funds necessary for our public offering and therefore no funds were available for working capital from this source. Management believes that it will be able to meet current working capital, license and debt service requirements through bank loans and lines of credit, improved revenues and reductions in costs. We anticipate increased business and revenues with eight MLB comic book stadium promotions this summer. Management expects to distribute over 180,000 premium comic books in baseball stadiums during the 2001 MLB season. We also anticipate expanding promotions to NFL, NBA and NHL teams this fall for their upcoming 2001-2002 seasons. We are also planning to expand on our MLB base for summer 2002, and have already secured three promotional nights for the 2002 MLB season with the Texas Rangers. We further expect increased revenues from advertising in the premium books which provide our "800" number and web site for ordering other books. We are currently re-doing our web site and anticipate completion of work on it by July.

     The following individual items are of significance in our cash flows from our operating activities:

     INVENTORY AND ACCOUNTS RECEIVABLE - Our continued expansion of our comic book lines resulted in an increase in inventory during the year ended January 31, 2001 of $43,134. During the year ended January 31, 2001, accounts receivable decreased $3,624. The larger distribution of our comic books accounts for the higher inventory. An increase in the allowance for doubtful accounts is the reason for the decrease in accounts receivable. As we launched our new books, some of them were sold into the market place on a consignment/guaranteed basis. We are owed money from several stadiums and stores throughout the country. Generally, the comic books are paid for on terms of net 30 days. Our large inventory is also partially due to the fact that a larger print run helps reduce the per item cost and we received discounts for the larger order. With the expansion of our internet site and our increasing distribution, we expect to sell our inventory and validate the larger quantity printing we ordered.

     LIABILITIES - Accounts payable and other accrued expenses increased by $632,521 for the year ended January 31, 2001. This is resulting primarily from licensing fees, increased inventory purchases and accrued interest.

     We realized net cash from financing activities of $333,656 during the year ended January 31, 2001. This amount was derived primarily from notes payable in the amount of $335,000.

FORWARD LOOKING STATEMENTS

     This report contains statements that plan for or anticipate the future. Forward-looking statements include statements about the future of the comic book or super action hero industry, statements about our future business plans and strategies, and most other statements that are not historical in nature. In this report forward-looking statements are generally identified by the words "anticipate," "plan," "believe," "expect," "estimate," and the like. Although we believe that any forward-looking statements we make in this report are reasonable, because forward- looking statements involve future risks and uncertainties, there are factors that could cause actual results to differ materially from those expressed or implied. For example, a few of the uncertainties that could affect the accuracy of forward-looking statements, besides the specific factors identified in the other sections of this report, include the following:

     o    protracted league labor negotiations, strikes, or lock-outs;

     o    changes in our business strategies; and

     o    a decline in consumer interest in professional sports and athletes.

     In light of the significant uncertainties inherent in the forward-looking statements made in this report, particularly in view of our early stage of operations, the inclusion of this information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved.

     The Private Securities Litigation Reform Act of 1995, which provides a "safe harbor" for similar statements by existing public companies, does not apply to our company.

                          ITEM 7. FINANCIAL STATEMENTS

     The financial statements required by this item are set forth immediately following the signature page of this annual report.


              ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE

     No disclosure is reportable under this item.

                                    PART III

                    ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS,
                          PROMOTERS AND CONTROL PERSONS

GENERAL

     The following table sets forth information concerning our current sole director and executive officer, his age, and all offices and positions. Directors are elected for a term of one year and until his successor is elected and qualified. Annual meetings are to be scheduled by the Board of Directors. Officers are elected by the Board of Directors and hold office until their successors are chosen and qualified.

     NAME                     AGE       POSITION                           DIRECTOR SINCE
     ----                     ---       --------                           --------------
     Frederick R. Licht        34       Director, President, CEO               1999
                                        Secretary/Treasurer, & CFO

     FREDERICK R. LICHT, has been the president and chief executive officer of AllStar Arena since 1999. From 1994 to January 1999, he was self-employed as an attorney representing professional athletes. Mr. Licht graduated from Brandeis University in 1989 with a bachelor of arts degree. He received his juris doctor degree from UCLA School of Law in 1992.

                         ITEM 10. EXECUTIVE COMPENSATION

GENERAL

     The following summary compensation table sets forth the aggregate executive compensation awarded to, earned by, or paid to the named executive officer for all services rendered in all capacities to our company, or any of its subsidiaries, for the years ended January 31, 2001, 2000, and 1999:

                                                                                         LONG-TERM
                                           ANNUAL COMPENSATION                         COMPENSATION

                                                                                                  Securities
                                                                                   Restricted        Under-
Name and                                                           Other Annual      Stock           lying
Principal Position(s)      Year    Salary ($)      Bonus ($)     Compensation ($)  Award(s)($)    Options (#)
Frederick R. Licht, CEO    2001    $120,000         -0-                -0-            -0-            -0-
                           2000    $102,000         -0-                -0-            -0-            -0-
                           1999      -0-            -0-                -0-            -0-            -0-

     During the year ended January 31, 2001, $96,923 of the salary of Mr. Licht was not paid, but has been accrued.

     No options were granted to the named executive officer during the year ended January 31, 2001. No options were exercised by the named executive officer during the year ended January 31, 2001. No options have been granted to Mr. Licht by us.

EMPLOYMENT AGREEMENTS

     We have agreed to provide Mr. Licht with a three-year employment contract beginning retroactively to January 1, 1999. We paid him $7,500 per month during the first year and will pay him, or accrue, $10,000 per month during the second and third years. We anticipate completing the definitive employment contract shortly.

COMPENSATION OF DIRECTORS

     Directors are permitted to receive fixed fees and other compensation for their services as directors, as determined by the Board of Directors. We have decided to pay our directors a fee of $10,000 per year for serving as a director. This fee was paid to Mr. Martin Burke, III, a former director during the year ended June 30, 1999; Mr. Licht has waived his fee to date.

STOCK OPTION PLAN

     We have adopted a stock option plan, pursuant to which we are authorized to grant options to purchase up to 1,000,000 shares of our common stock to our key employees, officers, directors, consultants, and other independent advisors. Awards under the plan will consist of both non-qualified and incentive stock options. We cannot grant incentive stock options until the plan is approved by the shareholders.

     The plan is administered by the Board of Directors which will determine the persons to whom awards will be granted, the number of awards to be granted and the specific terms of each grant, including the vesting thereof, subject to the provisions of the plan.

     Persons who are eligible to participate in the plan include the following:

     o    Employees, as to both incentive and non-qualified options;

     o    Non-employee members of the Board, as to non-qualified options; and

     o Consultants and other independent advisors, as to non-qualified options.

     In connection with qualified stock options, the exercise price of each option may not be less than 100% of the fair market value of the common stock on the date of grant, or 110% of the fair market value in the case of a grantee holding more than 10% of our outstanding stock. The aggregate fair market value of shares for which qualified stock options are exercisable by such employee, or 10% shareholder, during any calendar year may not exceed $100,000. Non-qualified stock options granted under the plan may be granted at a price determined by the Board of Directors, not to be less than the fair market value of the common stock on the date of grant.

     No option may be granted to be exercised more than 10 years after the grant date. The terms of options outstanding at the time of a persons cessation of service, death, permanent disability, or misconduct are reduced to the following periods, but not to exceed the original term:

     o Three months after cessation of services, except by reason of death, permanent disability, or misconduct;

     o    Twelve months after the optionee's death or permanent disability; and

     o    Immediately upon termination for misconduct.

     The plan also contains provisions affecting outstanding options in the case of certain corporate transactions or in the event of a change of control. If we should enter into a merger or consolidation, or in the event of a tender or exchange offer, in which securities representing more than 50% of the voting control are transferred to an outside party, or if we should sell, transfer, or dispose of all, or substantially all of our assets, we could accelerate the vesting and termination dates of these options. We could also elect to terminate outstanding purchase rights associated with the options. In the alternative, the options could be assumed and adjusted for the particular corporate transaction.

     As of May 1, 2001, we had granted a total of 677,500 options under the plan, 500,000 of which are held by Drew Gitlin, one of our shareholders.

                     ITEM 11. SECURITY OWNERSHIP OF CERTAIN
                        BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information derived from the named persons, or from the transfer agent, concerning the ownership of common stock as of May 8, 2001, of (i) each person who is known to us to be the beneficial owner of more than 5 percent of the common stock; (ii) all directors and executive officers; and (iii) directors and executive officers as a group:

                                         Amount and Nature
Name and Address                          of Beneficial
of Beneficial Owner                        Ownership             Percent of Class
Frederick R. Licht                          1,038,750                 13.9%
2444 Wilshire Boulevard
Suite 414
Santa Monica, CA 90403

Executive Officers and
Directors as a Group
(1 Persons)                                 1,038,750                 13.9%

Drew Gitlin                                   500,000                  6.3%
1501 N. Anita Dr.
Los Angeles, CA 90049

Martin J. Burke III                           710,750                  9.51%
3401 N. Louise Ave.
Sioux Falls, SD 57107

Joseph Yukich                                 392,500                  5.25%
16035 East Marlinton Dr.
Whittier, CA 90604

Michael Lauer                                 600,000                  7.43%
The Orbiter Fund Ltd.
475 Steamboat Road
Greenwich, CT 06830

     The number of shares stated for Mr. Gitlin represents presently exercisable options to purchase this number of shares. For purposes of the number of shares beneficially owned by Mr. Gitlin, and the percentage of shares which he owns, they are deemed to be issued and outstanding.

     The shares beneficially owned by Mr. Yukich are believed by management to be held in a brokerage account for Mr. Yukich.

     Of the shares beneficially owned by Mr. Lauer, 250,000 are currently issued and held directly in the name of The Orbiter Fund Ltd. This fund also has the right to receive an additional 350,000 shares immediately; however, these additional shares have not been issued. These additional shares are deemed outstanding for purposes of computing the percentage ownership held by Mr. Lauer and The Orbiter Fund Ltd. Mr. Lauer is the investment manager of The Orbiter Fund Ltd. Mr. Lauer controls the voting and disposition of these shares by virtue of being the investment manager for this entity.

             ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In April 1999, the shareholders of AllStar Arena Entertainment, including Frederick R. Licht, an officer, director and principal share holder of our company, Martin J. Burke, III, a principal shareholder and a former director or our company, and Joseph Yukich, a principal shareholder and a former officer and director of our company, exchanged shares of stock of AllStar Arena Entertainment for the shares which they currently hold in our company. Mr. Licht paid $1,000 for his shares in AllStar Arena, Mr. Burke paid $7,000, and Mr. Yukich paid $1,000.

     In November 1999 we sold 250,000 warrants to Deborah Fensterheim, the wife of Asher Fensterheim, an attorney for us. The consideration we received for issuing these warrants to Mrs. Fensterheim was $2,500. The warrants were exercisable at $2.00 per share at any time until October 31, 2004. The warrant certificate provided for a "cashless" exercise by surrendering the number of warrants having a fair market value equal to or greater than the required total exercise price. The warrant certificate also provided for registration rights of the underlying shares. The warrants were voluntarily canceled by Ms. Fensterheim on March 28, 2001, and we intend to return the $2,500 paid for the warrants to Ms. Fensterheim.

     Also in November 1999 we issued 20,000 shares to our counsel, Ronald N. Vance, as part of the consideration to our counsel for the preparation of a registration statement. These shares were included for resale in this prospectus. The shares were valued at $10,000. Mr. Vance was also paid $30,000 for the preparation of the registration statement.

     In April 1999 we loaned $42,500 to Joseph Yukich, a former officer and director of AllStar Arena. Repayment of this loan is secured by the stock received by Mr. Yukich in the reverse acquisition transaction between AllStar Arena and us. The loan includes interest at 5% per annum from the date of the loan. The loan was due upon the expiration of the one-year holding period of Rule 144 which occurred in April 2000. The loan may be repaid by tendering to us the number of shares equal in market value to the amount of the outstanding loan, plus accrued interest, or by selling the shares, provided that the net proceeds of such sales are used to repay the loan, plus accrued interest. If shares are used to repay the loan directly, the market value of the shares shall be determined by the average bid price of the stock for the five trading days immediately preceding the due date of the loan. We have demanded repayment of the loan.

     On October 20, 1999, we borrowed $600,000 from The Orbiter Fund Ltd., an entity controlled by Michael Lauer, one of our beneficial shareholders. The loan agreement originally provided for a term of four months with interest of 10% per annum payable upon maturity of the loan and granted the lender the right to convert the loan into our stock at the rate of $1.00 per share. As an incentive for loaning the funds to us, we issued 250,000 shares to The Orbiter Fund Ltd. The loan document also provides that if we do not repay it in full within fifteen days following its due date, we will issue an additional 250,000 shares for each sixty day period the loan remains unpaid. We were unable to repay the loan on the original due date. We negotiated an extension of the loan and agreed to pay $60,000 on or before May 31, 2000, and the balance, plus interest, on or before August 1, 2000. We also agreed to issue 250,000 shares to the lender for failure to repay the loan on the original due date and 100,000 shares for agreeing to extend repayment of the loan. These additional 350,000 shares have not yet been issued. We were unable to make the required payments on May 31, 2000, and on August 1, 2000, and renegotiated the maturity date of the loan to October 20, 2000, at which time the entire principal and interest was due. We also eliminated the right of the lender to convert the loan to stock. We were unable to repay the loan on October 20, 2000. We propose to attempt to renegotiate the terms of this loan during second quarter.

     From March 10, 2000, until May 17, 2000, J.L.B Equities, Inc., an entity owned and controlled by Jay Botchman, a major shareholder, loaned us an aggregate of $160,000. The funds were used for the general operations of the company. On June 20, 2000, David Rosenberg and John J. Gerard, two of our shareholders, also loaned $25,000 and $50,000, respectively, to us. And, on August 9, 2000, Mr. Gerard loaned another $50,000 to us. These funds were likewise used for operation expenses. In regard to the loan payable to Mr. Rosenberg, Martin Burke III, a principal shareholder, pledged 50,000 of his shares, and in regard to the two loans payable to Mr. Gerard, he pledged a total of 100,000 of his shares as collateral security for the loans. Each of these loans bears an interest rate of 20% and is payable as follows: interest at the rate of 1% in excess of the prime commercial loan rate from time to time announced by The Chase Manhattan Bank, N.A. is payable monthly commencing one month from the date of the loan; the balance of the interest, less any amount paid pursuant to the foregoing provision, is payable on the maturity date; and the unpaid principal, thereof together with any interest payable pursuant to the foregoing provision, is due on the maturity date of June 20, 2001.

                 ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K

     (a)(1) Financial Statements. The following financial statements are included in this report:

                                                                                Page
          Report of Auditor                                                     F-1
          Consolidated Balance Sheet as of January 31, 2001                     F-2
          Consolidated Statements of Operations for two years ended
             January 31, 2001 and 2000                                          F-4
          Statement of Stockholders' Equity for the two years ended
             January 31, 2001                                                   F-5
          Consolidated Statement of Cash Flows for the two years ended
             January 31, 2001                                                   F-6
          Notes to Financial Statements                                         F-7

     (a)(2) Exhibits. The following exhibits are included as part of this report:

          Exhibit No.    Description of Exhibit                                                      Location
             2.1         Reorganization Agreement with AllStar Arena, as amended                        (1)
             3.1         Articles of Incorporation, as amended                                          (1)
             3.2         By-Laws of the Company currently in effect                                     (1)
             4.1         Form of certificate evidencing shares of Common Stock                          (1)
            10.1         Lock-up Agreement                                                              (1)
            10.4         MLB Properties License Agreement (Confidential treatment
                         has been requested for a portion of this exhibit)                              (1)
            10.7         Form of NFL Properties License, as amended (Confidential treatment
                         has been requested for a portion of this exhibit)                              (4)
            10.8         Form of NFL Quarterback Club License, as amended (Confidential
                         treatment has been requested for a portion of this exhibit)                    (4)
            10.9         NHL Players' Association License Agreement (Confidential
                         treatment has been requested for a portion of this exhibit)                    (1)
            10.10        Diamond Comic Distribution Agreement                                           (1)
            10.11        MJ Sports Agreement                                                            (1)
            10.12        Comic Cavalcade Agreement                                                      (1)
            10.13        Office Lease                                                                   (1)
            10.14        Madison Leasing Agreement                                                      (1)
            10.15        Noble House of Boston, Inc. Advertising and Promotional
                         Services Agreement                                                             (1)
            10.16        The Orbiter Fund Ltd. Loan Agreement, as amended                               (3)
            10.17        Stock Option Plan                                                              (1)
            10.18        Stock Option Grant Form with Schedule of Option Holders                        (1)
            10.19        Warrant Certificate for Deborah Fensterheim                                    (1)
            10.20        Tichenor Promissory Note                                                       (1)
            10.21        Skalko Promissory Note                                                         (1)
            10.22        J.L.B Equities, Inc.  Promissory Note dated March 10, 2000                     (2)
            10.23        J.L.B Equities, Inc.  Promissory Note dated April 5, 2000                      (2)
            10.24        J.L.B Equities, Inc.  Promissory Note dated April 13, 2000                     (2)
            10.25        J.L.B Equities, Inc.  Promissory Note dated May 17, 2000                       (2)
            10.26        Promissory Note dated June 27, 2000, to David Rosenberg                        (2)
            10.27        Promissory Note dated August 9, 2000, to John Gerard                           (2)
            10.28        Renewed MLB Players Association License Agreement (Confidential
                         treatment has been requested for a portion of this exhibit)                  Attached
            21.1         List of Subsidiaries                                                           (1)
            23.3         Consent of David B. Felsenthal                                                 (3)
            23.4         Consent of Richard Morgan                                                      (3)

-------------------

          (1) Filed as an exhibit with the original filing of the registration statement of the Company on Form SB-2 on February 15, 2000 (SEC File No. 333-30520).

          (2) Filed as an exhibit with the second amended filing of the registration statement of the Company on Form SB-2 on September 19, 2000 (SEC File No. 333-30520).

          (3) Filed as an exhibit with the third amended filing of the registration statement of the Company on Form SB-2 on November 7, 2000 (SEC File No. 333-30520).

          (4) Filed as an exhibit with the fifth amended filing of the registration statement of the Company on Form SB-2 on December 12, 2000 (SEC File No. 333-30520).

     (b) Reports on Form 8-K: No current reports on Form 8-K were filed during the fourth quarter ended January 31, 2001.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     Ultimate Sports Entertainment, Inc.

Date: May 16, 2001                   By: /s/ Frederick R. Licht
                                         Frederick R. Licht, President and Chief
                                         Executive Officer


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacitates and on the dates indicated.


Date: May 16, 2001                   /s/ Frederick R. Licht
                                     Frederick R. Licht, Director

               ULTIMATE SPORTS ENTERTAINMENT, INC. AND SUBSIDIARY

                        CONSOLIDATED FINANCIAL STATEMENTS

                                JANUARY 31, 2001

               ULTIMATE SPORTS ENTERTAINMENT, INC. AND SUBSIDIARY

                        CONSOLIDATED FINANCIAL STATEMENTS


                                    CONTENTS

                                                                             PAGE
                                                                             ----

        --     Independent Auditor's Report                                     1


        --     Consolidated Balance Sheet, January 31, 2001                     2


        --     Consolidated Statements of Operations, for the
                 years ended January 31, 2001 and 2000                          3

        --     Consolidated Statement of Stockholders' (Deficit),
                 for the years ended January 31, 2001 and 2000                  4

        --     Consolidated Statements of Cash Flows, for the
                 years ended January 31, 2001 and 2000                      5 - 6


        --     Notes to Consolidated Financial Statements                  7 - 16

                [LETTERHEAD OF PRITCHETT, SILER & HARDY, P.C.]

                          INDEPENDENT AUDITOR'S REPORT


Board of Directors
ULTIMATE SPORTS ENTERTAINMENT, INC. AND SUBSIDIARY
Santa Monica, California

We have audited the accompanying balance sheet of Ultimate Sports Entertainment, Inc. and Subsidiary as of January 31, 2001, and the related statements of operations, stockholders' (deficit) and cash flows for the years ended January 31, 2001 and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements audited by us present fairly, in all material respects, the financial position of Ultimate Sports Entertainment, Inc. and Subsidiary as of January 31, 2001 and the results of their operations and their cash flows for the years ended January 31, 2001 and 2000, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 13 to the financial statements, the Company has incurred significant losses, has current liabilities in excess of current assets and has a stockholders' (deficit), raising substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 13. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.


/s/ Pritchett, Siler & Hardy, P.C.

PRITCHETT, SILER & HARDY, P.C.

May 14, 2001
Salt Lake City, Utah

               ULTIMATE SPORTS ENTERTAINMENT, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEET

                                     ASSETS

                                                                           January 31,
                                                                               2001
                                                                          ------------
CURRENT ASSETS:
   Cash and cash equivalents                                              $         -
   Accounts receivable, net of allowance for
     doubtful accounts of $6,104                                                  349
   Inventory                                                                  125,590
                                                                          ------------
            Total Current Assets                                              125,939
                                                                          ------------

PROPERTY AND EQUIPMENT, net                                                    15,744
                                                                          ------------
OTHER ASSETS:
   Deposits                                                                     1,050
   License agreements                                                         103,827
   Receivable from shareholder                                                 43,474
                                                                          ------------
            Total Other Assets                                                148,351
                                                                          ------------
                                                                          $   290,034
                                                                          ------------
                                                                          ------------

                     LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES:
   Bank Overdraft                                                         $       925
   Accounts payable                                                           384,482
   Accrued liabilities                                                        412,398
   Notes payable - related party                                              935,000
   Current portion of capital lease obligation                                  3,554
                                                                          ------------
            Total Current Liabilities                                       1,736,359

LONG-TERM OBLIGATIONS:
   Capital lease obligation, less current portion                               1,629
                                                                          ------------
            Total Long-Term Obligations                                         1,629
                                                                          ------------
            Total Liabilities                                               1,737,988
                                                                          ------------
STOCKHOLDERS' (DEFICIT):
   Common stock, $.001 par value, 50,000,000
     shares authorized, 7,470,000 shares issued
     and outstanding                                                            7,470
   Additional paid in capital                                               1,156,258
   Retained (deficit)                                                      (2,611,682)
                                                                          ------------
            Total Stockholders' (Deficit)                                  (1,447,954)
                                                                          ------------
                                                                          $   290,034
                                                                          ------------
                                                                          ------------

               The accompanying notes are an integral part of this
                       consolidated financial statement.

               ULTIMATE SPORTS ENTERTAINMENT, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                       For the Year
                                                                           Ended
                                                                         January 31,
                                                              -------------------------------
                                                                  2001               2000
                                                              -----------       -------------
SALES, net of returns and discounts                           $   95,236        $     13,047

COST OF GOODS SOLD                                               113,194             274,566
                                                              -----------       -------------
GROSS PROFIT (LOSS)                                              (17,958)           (261,519)
                                                              -----------       -------------
OPERATING EXPENSES:
   General, Selling and administrative                           631,407             941,758
                                                              -----------       -------------
       Total Operating Expenses                                 (631,407)           (941,758)
                                                              -----------       -------------
LOSS FROM OPERATIONS                                            (649,365)         (1,203,277)
                                                              -----------       -------------
OTHER INCOME (EXPENSE):
   Interest and other income                                      39,636                   -
   Interest and other expense                                   (276,773)           (118,748)
                                                              -----------       -------------
       Total Other Income (Expense)                             (237,137)           (118,748)
                                                              -----------       -------------
LOSS BEFORE INCOME TAXES                                      $ (886,502)       $ (1,322,025)

CURRENT TAX EXPENSE                                                    -                   -

DEFERRED TAX EXPENSE                                                   -                   -
                                                              -----------       -------------
NET LOSS                                                      $ (886,502)       $ (1,322,025)
                                                              -----------       -------------
                                                              -----------       -------------

LOSS PER COMMOM SHARE                                         $     (.12)       $       (.21)
                                                              -----------       -------------
                                                              -----------       -------------

               The accompanying notes are an integral part of these
                       consolidated financial statements.

               ULTIMATE SPORTS ENTERTAINMENT, INC. AND SUBSIDIARY

                CONSOLIDATED STATEMENT OF STOCKHOLDERS' (DEFICIT)

                  FOR THE YEARS ENDED JANUARY 31, 2001 AND 2000

                                                            Common Stock              Additional
                                                   ------------------------------       Paid in          Retained
                                                      Shares            Amount          Capital          (Deficit)
                                                   ------------      ------------    -------------    --------------
BALANCE, January 31, 1999                            3,850,000          $  3,850         $  6,150        $ (403,155)

Common stock issued for
  cash at $.50 per share,
  April 1999                                         1,300,000             1,300          648,700                 -

Effect of recapitalization of
subsidiary, April 1999                               1,950,000             1,950           (1,950)                -

Forgiveness of notes payable
  by shareholders of the company                             -                 -          266,228                 -

Common stock issued for
  interest expense at $.50
  per share, October 1999                              250,000               250          124,750                 -

Common stock issued
  to retire notes payable at
  $1.00 per share, January 2000                        100,000               100           99,900                 -

Common stock issued for
  professional services
  rendered at $.50 per share,
  November 1999                                         20,000                20            9,980                 -

Issuance of 250,000 warrants to
  purchase common stock for services
  rendered, valued at $2,500,
  November 1999                                              -                 -            2,500                 -

Net loss for the year ended
  January 31, 2000                                           -                 -                -        (1,322,025)
                                                   ------------      ------------    -------------    --------------

BALANCE, January 31, 2000                            7,470,000             7,470        1,156,258        (1,725,180)

Net loss for the year ended
  January 31, 2001                                           -                 -                -          (886,502)
                                                   ------------      ------------    -------------    --------------
BALANCE, January 31, 2001                            7,470,000          $  7,470      $ 1,156,258      $ (2,611,682)
                                                   ------------      ------------    -------------    --------------
                                                   ------------      ------------    -------------    --------------

               The accompanying notes are an integral part of this
                       consolidated financial statement.

               ULTIMATE SPORTS ENTERTAINMENT, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                      INCREASE IN CASH AND CASH EQUIVALENTS

                                                                               For the Year
                                                                                   Ended
                                                                                January 31,
                                                                          ------------------------
                                                                             2001          2000
                                                                          ----------    ----------
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
   Net loss                                                              $ (886,502)   $ (1,322,025)
                                                                         -----------   -------------
   Adjustments to reconcile net loss
    to net cash used by operating activities:
     Depreciation and amortization                                            4,530           3,655
     Non-cash expense                                                             -         127,500
     Changes in assets and liabilities:
       (Increase) decrease  in other assets                                 (82,402)         13,851
       (Increase) decrease in accounts receivable                             3,624          (3,973)
       (Increase) in inventory                                              (43,134)        (31,297)
       Increase (decrease) in accounts payable - trade                      247,989          43,311
       Increase in accrued expenses                                         384,532         (24,737)
       Increase (decrease) in bank overdraft                                    925          (1,957)
       (Increase) decrease in prepaid assets                                 20,833         (20,833)
                                                                         -----------   -------------
            Total Adjustments                                               536,897         105,520
                                                                         -----------   -------------
            Net Cash (Used) by Operating Activities                        (349,605)     (1,216,505)
                                                                         -----------   -------------
CASH FLOWS PROVIDED BY INVESTING ACTIVITIES:
   Purchase of equipment                                                          -         (14,196)
                                                                         -----------   -------------
            Net Cash (Used) by Investing Activities                               -         (14,196)
                                                                         -----------   -------------
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
   Proceeds from common stock issuance                                            -         650,000
   Proceeds from notes payable - related party                              335,000         600,000
   Payments on capital lease obligations                                     (1,344)         (3,350)
                                                                         -----------   -------------
            Net Cash Provided by Financing Activities                       333,656       1,246,650
                                                                         -----------   -------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                   (15,949)         15,949

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                             15,949               -
                                                                         -----------   -------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                               $        -    $     15,949
                                                                         -----------   -------------
                                                                         -----------   -------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the period for:
     Interest                                                            $        -    $          -
     Income taxes                                                        $        -    $          -

                                   [CONTINUED]

               ULTIMATE SPORTS ENTERTAINMENT, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                   [CONTINUED]

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
   For the year ended January 31, 2001:
   None.

   For the year ended January 31, 2000:
     The Company issued 3,850,000 shares of common stock in a non-cash acquisition accounted for as a reorganization of the Company.

     The Company issued 250,000 shares of common stock in payment of interest of $125,000.

     Forgiveness of $266,228 in notes payable by shareholders of the company recorded as contribution to capital.

     The Company issued 100,000 shares of common stock to retire notes payable for $100,000.

     The Company issued 250,000 warrants to purchase common stock for services valued at $2,500

     The Company issued 20,000 shares of common stock for services rendered, valued at $10,000.


              The accompanying notes are an integral part of these
                             financial statements.

               ULTIMATE SPORTS ENTERTAINMENT, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    BUSINESS AND BASIS OF PRESENTATION - Ultimate Sports Entertainment, Inc. [Parent] was originally incorporated under the laws of the State of Utah on August 24, 1981, under the name "Edge Investment Company." On October 13, 1983, the Company changed its name to "American Surgical Laser, Inc." The Company changed its domicile to Delaware by merging into a Delaware corporation formed for this purpose. The merger was effective on April 12, 1985. The Delaware corporation was incorporated on January 21, 1985, under the name "American Surgical Laser-Del, Inc." The Company changed its name to "Eclipse Imports, Inc." on June 10, 1997. On March 12, 1999, the Company changed its name to "Neurochemical Research International, Corp." The effective date of the name change to "Ultimate Sports Entertainment, Inc." was April 7, 1999.

    The Company was initially formed for the purpose of investing in and managing real property and in late 1983 entered the laser medical research and development field. The development activity continued until 1986 when the project was discontinued because of a lack of funds and a conflict in management. The Company is currently engaged in the publishing and marketing of comic books through its wholly-owned subsidiary. The Company's principal markets are geographically disbursed throughout the United States.

    AllStar Arena Entertainment [Subsidiary] (a California Corporation incorporated June 26, 1996, formerly Lobito Publishing Group, Inc.), is engaged in the manufacturing and marketing of Comic Books.

    PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany transactions have been eliminated in consolidation.

    INVENTORIES - Inventories are stated at the lower of cost or market value using the first-in, first-out method [SEE NOTE 5].

    INCOME TAXES - The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." This statement requires an asset and liability approach for accounting for income taxes [SEE NOTE 10].

    PROPERTY AND EQUIPMENT - Property and equipment are stated at cost. Expenditures for repairs and maintenance are charged to operating expense as incurred. Expenditures for additions and betterments that extend the useful lives of property and equipment are capitalized, upon being placed in service. When assets are sold or otherwise disposed of, the cost and related accumulated depreciation or amortization are removed from the accounts and any resulting gain or loss is included in operations.

    DEPRECIATION - Depreciation of equipment is computed using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the lease period or the estimated useful life of the improvements, whichever is less.

    LOSS PER SHARE - Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings Per Share," requires the Company to present basic loss per share and dilutive earnings (loss) per share when the effect is dilutive. The computation of loss per share is based on the weighted average number of shares outstanding during the period presented. [SEE NOTE 9].

               ULTIMATE SPORTS ENTERTAINMENT, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [CONTINUED]

    CASH AND CASH EQUIVALENTS - For purposes of the financial statements, the Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents.

    REVENUE RECOGNITION - Revenue is recognized when the product is shipped.

    RECENTLY ENACTED ACCOUNTING STANDARDS - Statement of Financial Accounting Standards (SFAS) No. 136, "Transfers of Assets to a not for profit organization or charitable trust that raises or holds contributions for others", SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - deferral of the effective date of FASB Statement No. 133 (an amendment of FASB Statement No. 133)", SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities - and Amendment of SFAS No. 133", SFAS No. 139, "Recission of SFAS No. 53 and Amendment to SFAS No. 63, 89 and 21", and SFAS No. 140, "Accounting to Transfer and Servicing of Financial Assets and Extinguishment of Liabilities", were recently issued. SFAS No. 136, 137, 138, 139 and 140 have no current applicability to the Company or their effect on the financial statements would not have been significant.

    ACCOUNTING ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimated by management.

NOTE 2 - RECAPITALIZATION

    On March 30, 1999, the Parent entered into a reorganization agreement with All Star Arena Entertainment. At the time of the reorganization the Parent was an inactive entity with no significant assets or liabilities. On April 6, 1999 the Parent acquired all of the outstanding stock of the Subsidiary by issuing 3,850,000 post-split shares of common stock for all of the outstanding shares of AllStar Arena Entertainment which made it a wholly owned Subsidiary. The Company also issued 1,300,000 post split shares of common stock at $.50 per share in a limited offering preceding the closing of the agreement pursuant to Rule 504 of Regulation D. The proceeds of the offering were transferred to AllStar at the closing. The acquisition was accounted for as a recapitalization of the Subsidiary as the shareholders of the Subsidiary controlled the combined Company after the acquisition. There was no adjustment to the carrying values of the assets or liabilities of the Parent or the Subsidiary as a result of the recapitalization. The consolidated financial statements include the accounts of the Parent and the Subsidiary. All significant intercompany transactions between Parent and Subsidiary have been eliminated in consolidation.

               ULTIMATE SPORTS ENTERTAINMENT, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - PROPERTY AND EQUIPMENT

    The following is a summary of property and equipment - at cost, less accumulated depreciation and amortization as of January 31, 2001:

                                                                                  2001
                                                                              -----------

         Office equipment                                                     $    24,113
                                                                              -----------
                                                                                   24,113
              Less:     accumulated depreciation                                   (8,369)
                                                                              -----------
                                                                              $    15,744
                                                                              -----------

    Depreciation and amortization expense for the periods ended January 31, 2001 and 2000 amounted to $4,530 and $3,655.

NOTE 4 - LICENSE AGREEMENTS

    There are five license agreements in total, Major League Baseball Properties, Major League Baseball Players Association, National Football League Properties, National Football League Quarterback Club and National Hockey League Players Association, for the use of their names and likeness in the comic books produced by the Company. The expiration dates of these agreements range from June 2001 to December 2001. As of January 31, 2001, the net amortized value was $103,827.

NOTE 5 - INVENTORY

    Inventory consists of the following at January 31, 2001:

                                                                                 2001
                                                                             -----------
          Finished goods                                                     $   125,590
                                                                             -----------
                 Total Inventory                                             $   125,590
                                                                             -----------

NOTE 6 - ACCRUED LIABILITIES

    The following is a summary of accrued liabilities as of January 31, 2001:

                                                                                 2001
                                                                              -----------
           Accrued payroll and taxes                                          $   138,792
           Accrued interest                                                       273,606
                                                                              -----------
                                                                              $   412,398
                                                                              -----------

               ULTIMATE SPORTS ENTERTAINMENT, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - NOTES PAYABLE - RELATED PARTY

    During the period from March 2000 through December 2000, the Company issued eight 20% unsecured notes payable to various shareholders totaling $335,000. These notes are due within a year of their origin ranging from June 2001 through December 2001. At January 31, 2001 accrued interest amounted to $49,772.

    During October 1999, the Company issued a 10% convertible note payable to a shareholder for $600,000. The note was origininally due February 20, 2000. The note payable contained an option for the note holder to purchase such number of shares equal to one share of the Company's common stock from certain officers and shareholders of the Company at $.10 per share for each $3.00 of loan principle being so converted. The note provided for the Company to issue 250,000 shares of the Company's common stock to the note holder in compensation for making the loan. At January 31, 2000 the Company recorded $104,167 in interest expense and $20,833 in deferred loan cost related to the 250,000 common shares issued at $.50 per share. The note also provided for an additional 250,000 shares of common stock for each 60 day period that the note remained unpaid following the maturity date. The Company also entered into an agreement wherein they agreed to issue 100,000 shares of the Company's common stock to extend the maturity date of the loan to May 31, 2000 for the first $60,000 and August 1, 2000 for the remaining $540,000. The note was subsequently extended through October 20, 2000. The Company never issued the 100,000 shares of common stock for the extension of the maturity date and also never issued 250,000 shares of common stock which the Company became obligated to issue for failure to make timely repayment of the loan. The Company has recorded interest expenses of $175,000 and accrued interest payable of $175,000 for the obligation to issue the 350,000 shares of common stock. The Company is subsequently in default of the loan. Management intends to conduct negotiations to resolve the indebtedness for this loan.

    During the year ended January 2000, the Company recorded $266,228 in contributed capital for the forgiveness of notes payable from shareholders.

NOTE 8 - LEASE OBLIGATIONS

    CAPITAL LEASE - During the year ended January 31, 1999, the Company entered into a capital lease of computer equipment which expires in December 2001. The asset and liability under the capital lease were recorded at $9,917. Depreciation expense for the periods ended January 31, 2001 and 2000 amounted to $2,265 and $2,480.

               ULTIMATE SPORTS ENTERTAINMENT, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - LEASE OBLIGATIONS [CONTINUED]

    Total future minimum lease payments, executory costs and current portion of capital lease obligations are as follows:

    Future minimum lease payments for the periods ended January 31:

                Period ending January 31,                                  Lease Payments
                  ---------------------                                    --------------
                          2002                                              $    4,061
                          2003                                                   1,692
                          2004                                                       -
                          2005                                                       -
                          2006                                                       -
                                                                             ----------
         Total future minimum lease payments                                $    5,753
         Less:  amounts representing interest and executory costs                 (620)
                                                                             ----------
         Present value of the future minimum lease payments                      5,183
         Less:  current portion                                                 (3,554)
                                                                             ----------
         Capital lease obligations - long-term                              $    1,629
                                                                             ----------

    OPERATING LEASE - The Company has entered into a building lease for its office and production facility. The lease on the facility expires in May, 2002, and may be extended by mutual agreement on a year-to-year basis. The lease can be canceled if either side provides written notice one year in advance. Lease expense for the period ended January 31, 2001 amounted to $48,844. Following is a schedule of minimum annual rental payments for the next five years.

                    Period Ending                                       Minimum Annual
                     January 31,                                        Rental Payments
                     ----------                                         ---------------
                        2002                                             $     59,532
                        2003                                                   19,844
                        2004                                                        -
                        2005                                                        -
                        2006                                                        -
                                                                         ------------
                                                                         $     79,376
                                                                         ------------

               ULTIMATE SPORTS ENTERTAINMENT, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - LOSS PER SHARE

    The following data show the amounts used in computing loss per share and the effect on income and the weighted average number of shares of potential dilutive common stock for the periods ended January 31, 2001 and 2000:

                                                                              For the Period Ended
                                                                                   January 31,
                                                                       ---------------------------------
                                                                            2001               2000
                                                                       --------------     --------------

           Loss from continuing operations available
             to common stockholders (numerator)                        $    (886,502)     $  (1,322,025)
                                                                       --------------     --------------

           Weighted average number of common
             shares outstanding used in basic
             earnings per share (denominator)                              7,470,000          6,304,493
                                                                       --------------     --------------
           Weighted number of common shares
             and potential dilutive common shares
             outstanding used in dilutive earnings
             per share (denominator)                                         N/A                N/A
                                                                       --------------     --------------

    Dilutive loss per share was not presented, as the affect is anti-dilutive.

    The Company had at January 31, 2001 and 2000 warrants and options to purchase 927,500 and 587,500 shares of common stock , respectively, at prices ranging from $.39 to $2.00 per share, that were not included in the computation of diluted earnings per share because their effect was anti-dilutive.

NOTE 10 - INCOME TAXES

    The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". FASB 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards.

    The Company has available at January 31, 2001, unused operating loss carryforwards of approximately $2,500,000 which may be applied against future taxable income and which expire in various years from 2010 through 2021. The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance equal to the amount of the loss carryforwards, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax asset is approximately $850,000 as of January 31, 2000, with an offsetting valuation allowance at year end of the same amount resulting in a change in the valuation allowance of approximately $286,000 during the period ended January 31, 2001.

               ULTIMATE SPORTS ENTERTAINMENT, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - CAPITAL STOCK

    During April 1999, the Company completed a 504(D) limited offering. The Company issued 1,300,000 shares of its previously authorized, but unissued common stock for cash. Total proceeds from the sale of stock amounted to $650,000 (or $.50 per share).

    During April 1999, the Company issued 3,850,000 shares of its previously authorized, but unissued common stock in connection with a business recapitalization (See Note 2).

    During October 1999, the Company issued 250,000 shares of its previously authorized, but unissued common stock to pay loan origination incentive fees at $.50 per share.

    The Company issued 20,000 shares of common stock, valued at $.50 per share, during November, 1999 for legal services rendered.

    During the year ended January 2000, the Company recorded $266,228 in contributed capital for the forgiveness of notes payable from shareholders.

    During January 2000, the Company issued 100,000 shares of its previously authorized, but unissued common stock in payment of a $100,000 note payable.

    STOCK WARRANTS - During November 1999, the Company issued 250,000 warrants to purchase common stock at $2.00 per share. Consideration for the warrants was $2,500 of legal services. The warrants expire on October 31, 2004. As of January 31, 2001, no warrants had been exercised.

    STOCK OPTIONS - During the periods presented in the accompanying financial statements the Company has granted options under the Company's Stock Options Plan (the Plan). The Corporation has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the stock option plans or other agreements. Had compensation cost for the Company's stock option plan and agreements been determined based on the fair value at the grant date for awards in 2001 and 2000 consistent with the provisions of SFAS No. 123, the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below:

                                                              2001             2000
                                                         -------------    -------------
      Net loss                        As reported        $   (886,502)    $ (1,322,025)
                                      Proforma           $ (1,017,702)    $ (1,477,275)

      Basic loss per share            As reported        $       (.12)    $       (.21)
                                      Proforma           $       (.14)    $       (.23)

    The fair value of each option granted is estimated on the date granted using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants during the period ended January 31, 2001 and 2000 risk-free interest rates of 6.4 and 6.58% expected dividend yields of zero, expected life of 5 and 5 years, and expected volatility 58% and 56%.

               ULTIMATE SPORTS ENTERTAINMENT, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - CAPITAL STOCK [CONTINUED]

    STOCK OPTION PLAN - The Board of Directors adopted a Stock Option Plan (the
    Plan). Under the terms and conditions of the Plan, the board is empowered to grant stock options to employees, officers, directors and consultants of the Company. The total number of shares of common stock available under the Plan may not exceed 1,000,000 and no options maybe granted to be exercised more than 10 years from the date of grant and the aggregate fair market value of shares for which qualified stock options are exercisable by employee or ten percent shareholder during any current year may not exceed $100,000. At January 31, 2001 and 2000, total options available to be granted under the Plan amounted to 322,500 and 662,500, respectively.

    A summary of the status of the options granted under the Company's stock option plan and other agreements at January 31, 2001 and 2000, and changes during the years then ended is presented below:

                                                                    January 31, 2001               January 31, 2000
                                                             ----------------------------   ----------------------------
                                                                          Weighted Average               Weighted Average
                                                               Shares      Exercise Price     Shares      Exercise Price
                                                              --------    ----------------   --------    ----------------
    Outstanding at  beginning of period                        337,500          $.50                -      $  -
    Granted                                                    340,000           .42          337,500       .50
    Exercised                                                      (-)             -                -         -
    Forfeited                                                      (-)             -              (-)         -
    Expired                                                          -             -                -         -
                                                              --------       ----------      --------   ----------
    Outstanding at end of Period                               677,500          $.46          337,500      $.50
                                                              --------       ----------      --------   ----------
    Weighted average fair value of options granted
      during the year                                          340,500          $.39          337,500      $.46
                                                              --------       ----------      --------   ----------

    A summary of the status of the options outstanding under the Company's stock option plans and employment agreements at January 31, 2001 is presented below:

                                   Options Outstanding                        Options Exercisable
                     -------------------------------------------------   ------------------------------
         Range of                  Weighted-Average   Weighted Average                 Weighted-Average
         Exercise      Number          Remaining          Exercise         Number          Exercise
          Prices     Outstanding   Contractual Life         Price        Exercisable         Price
        ----------   -----------   ----------------   ----------------   -----------   ----------------
           $.39         250,000           4 years            $.39           250,000           $.39
           $.50         427,500           4 years            $.50           427,500           $.50
        ----------   -----------   ----------------   ----------------   -----------   ----------------
                        677,500                                             677,500

               ULTIMATE SPORTS ENTERTAINMENT, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - RELATED PARTY TRANSACTIONS

    NOTES PAYABLE TO SHAREHOLDERS - During the period from June 1996 through January 2000, shareholders of the Company loaned the Company $600,000 at interest rates of 10% compounding yearly. At January 31, 2001, accrued interest amounted to $57,833. [SEE NOTE 7]

    During the period from March 2000 through December 2000, the Company issued eight 20% unsecured notes payable to various shareholders totaling $335,000. These notes are due within a year of their origin ranging from June 2001 through December 2001. At January 31, 2001 accrued interest amounted to $49,772. [SEE NOTE 7]

    RECEIVABLE FROM SHAREHOLDER - During the year ended January 31, 2000, the Company advanced a shareholder $40,000 at an interest rate of 5%, which is included on other assets. At January 31, 2001 accrued interest amounted to $3,474.

NOTE 13 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. However, the Company has incurred significant losses in recent years, has current liabilities in excess of current assets at January 31, 2001, and has a stockholders' deficit. These factors raise substantial doubt about the ability of the Company to continue as a going concern.

    In this regard Management is proposing to raise any necessary additional funds not provided by operations through loans and/or through additional sales of its common stock. Management believes that it can improve operations, refinance debt, convert debt to equity, and reduce expenses. Management believes that a combination of these efforts will be necessary to continue operations.

    The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to obtain additional financing, establish profitable operations or realize its plans.

NOTE 14 - LITIGATION

    The Company is involved in various litigation as part of its normal business operations. In management's opinion, the ultimate resolution of these cases will not have a material adverse effect on the Company's financial position.

    On May 2, 2000, a complaint was filed in the Superior Court of the State of California, County of Los Angeles, by Joseph Yukich, Michael Walsh, and Herbert Dogan, naming the Company, the Company's president/director, and the Company's corporate counsel. The complaint is titled as a shareholder derivative action. The complaint alleges that the individual defendants, in particular the Company's President, have mismanaged the affairs of the company. The plaintiffs are seeking a temporary and permanent injunction against further conduct as described in the complaint; general damages in favor of the company in an amount to be established at trial; and punitive damages in an amount sufficient to punish or make an example of the defendants. Our counsel, Richard LeBell Morgan, Inc., is of the opinion that this action lacks merit and and that there is a minimal likelihood of an unfavorable outcome. The lawsuit is still in the pleadings stage. The Company intends to vigorously defend this action. No amounts have been recorded or accrued in the financial statements for this suit.

               ULTIMATE SPORTS ENTERTAINMENT, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 - LITIGATION [CONTINUED]

    On May 3, 2000, a complaint was filed in the United States District Court, Central District of California, by Joseph Yukich, naming the Company and the Company's president. The complaint seeks damages and injunctive relief for alleged copyright infringement in connection with certain comic books. Mr. Yukich claims to be a one-third owner of the copyrights for the comic books in question. Management and counsel are of the opinion that the claims are without merit and without legal justification. The Company intends to vigorously defend against this action. . No amounts have been recorded or accrued in the financial statements for this suit.

NOTE 15 - SUBSEQUENT EVENTS

    PUBLIC OFFERING OF COMMON STOCK - The Company had proposed to make a public offering of 3,600,000 shares of common stock at a price of $.50 per share. The Company filed a registration statement with the United States Securities and Exchange Commission on Form SB-2 under the Securities Act of 1933. The Company was unsuccessful in completing the offering. The period for the offering expired during April 2001. The Company does not plan at this time to extend or pursue this offering further.