Form 10QSB
period 2001-04-30
ULTIMATE SPORTS ENTERTAINMENT INC
filed 2001-06-21
CIK 1101888

                              UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                              FORM 10-QSB

(Mark One)
     [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

     For the quarter ended April 30, 2001

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

Check whether the Issuer (1) has filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to such fling requirements for the past 90 days.   (1) Yes
[X]     No [   ]     (2)  Yes  [X]    No  [   ]

State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date:  At June 18, 2001, there were
7,470,000 shares of the Registrant's Common Stock outstanding.

PART I
FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ULTIMATE SPORTS ENTERTAINMENT, INC. AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET
ASSETS

                                                  April 30,
                                                    2001
                                                ___________
CURRENT ASSETS:
     Cash                                        $     -
     Accounts receivable, net of allowance of
       doubtful accounts                              8,344
     Inventory                                      133,850
                                                ___________
          Total Current Assets                      142,194
                                                ___________

PROPERTY & EQUIPMENT, net                            14,612
               ___________
OTHER ASSETS:
     Receivable from shareholder                     44,026
     License agreement                               74,517
     Deposits                                         1,050
                                                ___________
          Total Other Assets                        119,593
                                                ___________
                                              $     276,399
                                                ===========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
     Bank overdraft                           $      15,056
     Accounts payable                               450,003
     Accrued liabilities                            133,081
     Accrued interest                               308,021
     Notes payable - related party                  630,000
     Notes payable                                  335,000
     Capital lease obligation                         1,913
     Customer deposits                               82,426
                                                ___________
          Total current liabilities               1,955,500
                                                ___________

          Total liabilities                       1,955,500
                                                ___________
STOCKHOLDERS' EQUITY (DEFICIT):
     Common stock, $.001 par value,
          50,000,000 shares authorized,           7,470,000
          shares issued and outstanding               7,470
     Capital in excess of par value               1,156,258
     Retained Deficit                            (2,842,829)
                                                ___________
          Total Stockholders' Equity (Deficit)   (1,679,101)
                                                ___________
                                             $      276,399
                                                ===========

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ULTIMATE SPORTS ENTERTAINMENT, INC. AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                       For the Three
                                                       Months Ended
                                                       April 30,
                                                  _____________________
                                                  2001          2000
                                             _________          _________
SALES, net of returns and allowances     $     51,029     $     83,771

COST OF GOODS SOLD                             56,812           25,853
                                             _________          _________
GROSS PROFIT                                   (5,783)          57,918
                                             _________          _________
OPERATING EXPENSES:
     Selling expenses                           4,044              487
     General and administrative               184,794          128,830
                                             _________          _________
          Total Operating Expenses            188,838          129,317
                                             _________          _________
LOSS FROM OPERATIONS                         (194,621)         (71,399)

OTHER INCOME (EXPENSE):
     Other income                                 552               -
     Other expense                            (37,078)         (35,793)
                                             _________          _________
          Total Other Income (Expense)        (36,526)         (35,793)
                                             _________          _________
LOSS BEFORE INCOME TAXES                     (231,147)        (107,192)
                                             _________          _________
CURRENT TAX EXPENSE                              -                  -

DEFERRED TAX EXPENSE                             -                  -
                                             _________          _________

NET LOSS                               $     (231,147)     $  (107,192)
                                             =========          =========

LOSS PER COMMON SHARE                  $         (.03)     $      (.01)
                                             =========          =========

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ULTIMATE SPORTS ENTERTAINMENT, INC. AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                            For the Three
                                                            Months Ended
                                                            April 30,
                                                            _____________________
                                                            2001               2000
                                                            _________          _________
Cash Flows from Operating Activities:
     Net loss                                        $     (231,147)     $     (107,192)
     Adjustments to reconcile net loss to net
      cash used by operating activities:
          Depreciation and amortization expense              35,442               5,534
          Allowance for doubtful accounts                     6,104                 -
          Write off loan to shareholder                         -                40,000
          Prior period adjustment                               -                10,000
          Accrued interest receivable                          (552)                -
          Accrued interest payable                           34,415              14,940
          Change in assets and liabilities:
               Decrease in accounts receivable              (14,099)            (58,774)
               (Increase) in inventory                       (8,260)            (35,406)
               Increase in prepaid expenses                     -                20,833
               Increase (decrease) in bank overdraft         14,131               2,917
               Increase (decrease) in accounts payable       65,521             (22,991)
               Increase in accrued expenses                  (5,711)             (5,773)
               Increase in customer deposits                 82,426                 -
                                                            _________          _________
                    Net Cash (Used) by Operating Activities (21,730)           (135,912)
                                                            _________          _________
Cash Flows from Investing Activities:
     Payments on license agreements                          (5,000)            (14,509)
                                                            _________          _________
          Net Cash (Used) by Investing Activities            (5,000)            (14,509)
                                                            _________          _________
Cash Flows from Financing Activities:
     Proceeds from notes payable - related party             30,000             135,000
     Payments on long-term obligation                        (3,270)               (528)
                                                            _________          _________
                    Net Cash Provided by Financing
                     Activities                              26,730             134,472
                                                            _________          _________
Net Increase in Cash                                             -              (15,949)

Cash at Beginning of Period                                      -               15,949
                                                            _________          _________
Cash at End of Period                                        $   -          $       -
                                                            =========          =========

Supplemental Disclosures of Cash Flow Information:

     Cash paid during the periods for:
       Interest                                        $      5,565         $       -
       Income taxes                                    $         -          $       -

[Continued]

ULTIMATE SPORTS ENTERTAINMENT, INC. AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

[Continued]

Supplemental Schedule of Non-cash Investing and Financing Activities:

For the three months ended April 30, 2001:
     None

For the three months ended April 30, 2000:
     None

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ULTIMATE SPORTS ENTERTAINMENT, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

Unaudited Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments)
necessary to present fairly the financial position, results of operations and cash flows at April 30, 2001 and for all the periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's January 31, 2001 audited financial statements.  The results of operations for the periods ended April 30, 2001 and 2000 are not necessarily indicative of the operating results for the full year.

Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary.  All significant intercompany transactions have been eliminated in consolidation.

Inventories - Inventories are stated at the lower of cost or market value using the first-in, first-out method [See Note 4].

Income Taxes - The Company accounts for income taxes in accordance with
Statement of Financial Accounting Standards No. 109, "Accounting for Income
Taxes."  This statement requires an asset and liability approach for accounting for income taxes [See Note 6].

ULTIMATE SPORTS ENTERTAINMENT, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

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

Loss Per Share - Statement of Financial Accounting Standards (SFAS) No. 128
"Earnings Per Share," requires the Company to present basic loss per share and dilutive earnings (loss) per share when the effect is dilutive.  The computation of loss per share is based on the weighted average number of shares outstanding during the period presented. [See Note 7].

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

ULTIMATE SPORTS ENTERTAINMENT, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 2 - PROPERTY AND EQUIPMENT

The following is a summary of property and equipment - at cost, less accumulated depreciation and amortization as of April 30, 2001:

                                                       2001
                                                  ___________
     Office equipment                         $     24,113

     Less:     accumulated depreciation             (9,501)
                                                  ___________
                                              $     14,612
                                                  ___________

Depreciation and amortization expense for the periods ended April 31, 2001 and
2000 amounted to $1,132 and $1,133.

NOTE 3 - LICENSE AGREEMENTS

There are five license agreements in total, Major League Baseball Properties,
Major League Baseball Players Association, National Football League
Properties, National Football League Quarterback Club and National Hockey
League Players Association, for the use of their names and likeness in the comic books produced by the Company.  The expiration dates of these agreements range from June 2001 to December 2001.  As of April 31, 2001, the net
amortized value was $74,517.

NOTE 4 - INVENTORY

Inventory consists of the following at April 30, 2001:
                                                       2001
                                                  ___________
     Finished goods                          $     133,850
                                                  ___________
          Total Inventory                    $     133,850
                                                  ___________
NOTE 5 - NOTES PAYABLE - RELATED PARTY

During the period from March 2000 through December 2000, the Company issued eight 20% unsecured notes payable to various shareholders totaling $335,000.
These notes are due within a year of their origin ranging from June 2001 through December 2001.  At April 30, 2001 accrued interest amounted to
$250,498.

ULTIMATE SPORTS ENTERTAINMENT, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 5 - NOTES PAYABLE - RELATED PARTY [Continued]

During October 1999, the Company issued a 10% convertible note payable to a shareholder for $600,000.  The note was originally due February 20, 2000. The note payable contained an option for the note holder to purchase such number of shares equal to one share of the Company's common stock from certain officers and shareholders of the Company at $.10 per share for each $3.00 of loan principle being so converted.  The note provided for the Company to issue
250,000 shares of the Company's common stock to the note holder in compensation for making the loan.  At January 31, 2000 the Company recorded
$104,167 in interest expense and $20,833 in deferred loan cost related to the
250,000 common shares issued at $.50 per share.  The note also provided for an additional 250,000 shares of common stock for each 60 day period that the note remained unpaid following the maturity date.  The Company also entered into an agreement wherein they agreed to issue 100,000 shares of the Company's common stock to extend the maturity date of the loan to May 31, 2000 for the first
$60,000 and August 1, 2000 for the remaining $540,000. The note was subsequently extended through October 20, 2000.  The Company never issued the
100,000 shares of common stock for the extension of the maturity date and also never issued 250,000 shares of common stock which the Company became obligated to issue for failure to make timely repayment of the loan.  The Company has recorded interest expenses of $175,000 and accrued interest payable of
$175,000 for the obligation to issue the 350,000 shares of common stock.  The
Company is subsequently in default of the loan.  Management intends to conduct negotiations to resolve the indebtedness for this loan.

NOTE 6 - INCOME TAXES

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

The Company has available at April 30, 2001, unused operating loss carryforwards of approximately $2,800,000 which may be applied against future taxable income and which expire in various years from 2010 through 2021.  The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect,  the future earnings of the Company, and other future events, the effects of which cannot be determined.  Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance equal to the amount of the loss carryforwards, therefore, no deferred tax asset has been recognized for the loss carryforwards.  The net deferred tax asset is approximately $950,000 as of April 30, 2000, with an offsetting valuation allowance at year end of the same amount resulting in a change in the valuation allowance of approximately $80,000 during the period ended April 30, 2001.

ULTIMATE SPORTS ENTERTAINMENT, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - LOSS PER SHARE

The following data show the amounts used in computing loss per share and the effect on income and the weighted average number of shares of potential dilutive common stock for the periods ended April 30, 2001 and 2000:

                                                       For the Period Ended
                                                            April 30,
                                                     _________________________
                                                       2001          2000
                                                     ___________   ___________

     Loss from continuing operations available
       to common stockholders (numerator)     $        (231,147)  $  (107,192)
                                                     ___________   ___________

     Weighted average number of common
       shares outstanding used in basic
       earnings per share (denominator)               7,470,000     7,470,000
                                                     ___________   ___________
     Weighted number of common shares
       and potential dilutive common shares
       outstanding used in dilutive earnings
       per share (denominator)                           N/A          N/A
                                                     ___________   ___________

Dilutive loss per share was not presented, as the affect is anti-dilutive.

The Company had at April 30, 2001 and 2000 warrants and options to purchase
1,017,500 and 587,500 shares of common stock, respectively, at prices ranging from $.39 to $2.00 per share, that were not included in the computation of diluted earnings per share because their effect was anti-dilutive.

NOTE 8 - CAPITAL STOCK

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

ULTIMATE SPORTS ENTERTAINMENT, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - CAPITAL STOCK [Continued]

Stock Warrants - During November 1999, the Company issued 250,000 warrants to purchase common stock at $2.00 per share.  Consideration for the warrants was
$2,500 of legal services.  The warrants expire on October 31, 2004.  As of
April 30, 2001, no warrants had been exercised.

Stock Options - A summary of the status of the options outstanding under the
Company's stock option plans and employment agreements at April 30, 2001 is presented below:
                         Options Outstanding                         Options Exercisable
     ______________________________________________               __________________________
     Range of                 Weighted-Average     Weighted Average                  Weighted-Average
     Exercise     Number         Remaining            Exercise         Number            Exercise
     Prices    Outstanding    Contractual Life          Price          Exercisable        Price
     _______   ___________     ______________      _______________     __________     ______________
     $.39          250,000     3.75 years               $.39            250,000            $.39
     $.50          427,500     3.75 years               $.50            427,500            $.50
     $.50           90,000     5.00 years               $.50             90,000            $.50
     _______   ___________     ______________      _______________     __________     ______________
                   767,500                                              767,500

NOTE 9 - RELATED PARTY TRANSACTIONS

Notes Payable to Shareholders - During the period from June 1996 through
January 2000, shareholders of the Company loaned the Company $600,000 at interest rates of 10% compounding yearly.  At April 30, 2001, accrued interest amounted to $250,498. [See Note 5]

During the period from March 2000 through December 2000, the Company issued eight 20% unsecured notes payable to various shareholders totaling $335,000.
These notes are due within a year of their origin ranging from June 2001 through December 2001.  At April 30, 2001 accrued interest amounted to
$57,523.  [See Note 5]

Receivable from Shareholder - During the year ended January 31, 2000, the
Company advanced a shareholder $40,000 at an interest rate of 5%, which is included on other assets.  At April 30, 2001 accrued interest amounted to
$4,026.

ULTIMATE SPORTS ENTERTAINMENT, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 10 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the
Company will continue as a going concern.  However, the Company has incurred significant losses in recent years, has current liabilities in excess of current assets at April 30, 2001, and has a stockholders' deficit.  These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard Management is proposing to raise any necessary additional funds not provided by operations through loans and/or through additional sales of its common stock.  Management believes that it can improve operations, refinance debt, convert debt to equity, and reduce expenses.  Management believes that a combination of these efforts will be necessary to continue operations.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to obtain additional financing, establish profitable operations or realize its plans.

NOTE 11 - LITIGATION

The Company is involved in various litigation as part of its normal business operations.  In management's opinion, the ultimate resolution of these cases will not have a material adverse effect on the Company's financial position.

On May 2, 2000, a complaint was filed in the Superior Court of the State of
California, County of Los Angeles, by Joseph Yukich, Michael Walsh, and
Herbert Dogan,  naming the Company, the Company's president/director, and the
Company's corporate counsel.  The complaint is titled as a shareholder derivative action.  The complaint alleges that the individual defendants, in particular the Company's President, have mismanaged the affairs of the company.  The plaintiffs are seeking a temporary and permanent injunction against further conduct as described in the complaint; general damages in favor of the company in an amount to be established at trial; and punitive damages in an amount sufficient to punish or make an example of the defendants.  Our counsel, Richard LeBell Morgan, Inc., is of the opinion that this action lacks merit and that there is a minimal likelihood of an unfavorable outcome.  The lawsuit is still in the pleadings stage.  The
Company intends to vigorously defend this action.  No amounts have been recorded or accrued in the financial statements for this suit.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes.

RESULTS OF OPERATIONS

     We experienced a net loss of $231,147 for the quarter ended April 30,
2001, compared to a net loss of $107,192 for the comparative quarter ended
April 30, 2000.  This increase in net loss resulted primarily from a decrease in retail sales coupled with a significant increase in production and editorial expenses associated with the eight Major League Baseball promotional events that were being prepared for Summer 2001.

     We experienced a gross profit deficiency of $5,783 for the quarter ended
April 30, 2001, compared to a gross profit of $57,918 for the comparative quarter ended April 30, 2000.  We expect our revenue from sales to increase significantly over the next two quarters, thereby increasing our gross profit.  This is based on the MLB contracts we have already secured with the
MLB teams.  The production and editorial costs are front-loaded and the teams have a payment schedule that is not fulfilled until the date of the promotional event.  Only one of our scheduled nine events have taken place thus far; therefore we expect to receive our payments as scheduled just as the teams expect us to continue to maintain our production schedules.

     Cost of goods sold includes minimum royalties payable to our licensors, fixed costs of writing scripts, coloring, illustration and other production costs.  Management anticipates that the per unit cost will continue to be reduced through increased production resulting in improved gross profit margins.

     Our general, selling, and administrative expenses increased approximately
46% in the quarter ended April 30, 2001, compared with the prior comparative quarter, from $129,317 to $188,838.  We had an increase in marketing expenses during the quarter, though the larger increase can be attributed to accounting and legal expenses involving a variety of issues.  These issues include the extension or renewal or certain licenses, the filing of our first annual report with the SEC on Form 10-KSB, and defending the company against two lawsuits.

     Interest expenses was $37,078 for the quarter ended April 30, 2001, and
$35,793 for the comparative quarter ended April 30, 2000.  This slight increase in interest expense is primarily due to the amortized portion of the value of the 250,000 shares of our stock issued to The Orbiter Fund Ltd. as an incentive for making the loan to us, as well as the other loans we have taken during the past year.

LIQUIDITY AND CAPITAL RESOURCES

     Our financial condition remains tenuous.  At April 30, 2001 our total cash and cash equivalents was $0.

     We were unable to raise the minimum funds necessary for our public offering and therefore no funds were available for working capital from this source.  Management believes that it will be able to meet current working capital, license, and debt service requirements through bank loans and lines of credit, improved revenues and reductions in costs.  We anticipate increased sales, business, and revenues with our nine MLB comic book stadium promotions this Summer, and the re-launching of our website with strategic links to increase our internet sales.  We also anticipate expanding promotions to NFL,
NBA, and NHL teams this Fall for their upcoming 2001-02 seasons.  We are also expanding on our MLB base for summer 2002, and have already secured three promotional nights for the 2002 MLB baseball season with the Texas Rangers.

     The following individual items are of significance in our cash flows from our operating activities:

     Inventory and Accounts Receivable:  Our continued expansion of our MLB and NFL comic book lines resulted in an increase in inventory during the quarter ended April 30, 2001, of $8,260.  Our accounts receivable for the quarter ended April 30, 2001, increased $14,099.  The reduction in the increase in accounts receivable is due to the fact that fewer books are being sold on consignment.  We are owed money from several stadiums and distribution outlets throughout the country.  Generally, the comic books are paid for on terms of net 30 days.  Our large inventory is also partially due to the fact that a larger print run helps reduce the per item cost and we received discounts for the larger order.  With the expansion of our internet site and our increasing distribution, we expect to sell our inventory and validate the larger quantity printing we ordered.

     Liabilities:  Accounts payable increased $65,521.  This resulted primarily from licensing fees, increased inventory purchases, and accrued interest.

FORWARD-LOOKING STATEMENTS

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
Although we believe that any forward-looking statements we make in this report are reasonable, because forward-looking statements involve future risks and uncertainties, there are factors that could cause actual results to differ materially from those expressed or implied.  For example, a few of the uncertainties that could affect the accuracy of forward-looking statements, besides the specific factors identified in the other sections of this report, include the following:

     - protracted league labor negotiations, strikes, or lock-outs;

     - changes in our business strategies; and

     - a decline in consumer interest in professional sports and athletes.

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

PART II
OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     During the quarter ended April 30, 2001, the following securities were sold by us without registering the securities under the Securities Act:

- In April 2001 we issued a promissory note to Martin Burke for $30,000 for a loan to us in this amount. Interest at the rate of 1% in excess of the prime commercial loan rate from time to time announced by the Chase Manhattan
Bank is payable monthly commencing one month from the date of the note, and principal and unpaid interest on the note is due July 25, 2001.  This note was issued without registration under the Act by reason of the exemption from registration afforded by the provisions of Section 4(2) thereof as transactions by an issuer not involving any public offering.  No form of general solicitation was used in connection with such issuance.  No underwriting discounts or commissions were paid in connection with such issuance.  We believed that this investor was a sophisticated party at the time of loaning the funds to us and had access to the same type of information that would be included in a prospectus.

- In April 2001 we granted options to Michael Lott, one of our employees, to purchase 90,000 shares.  The options are immediately exercisable at $0.50 per share for a period of five years.  These options were granted without registration under the Act by reason of the exemption from registration afforded by the provisions of Section 4(2) thereof as transactions by an issuer not involving any public offering.  No form of general solicitation was used in connection with such issuance.  No underwriting discounts or commissions were paid in connection with such issuance.  We believed that this investor was a sophisticated party at the time we granted the options to him and that he had access to the same type of information that would be included in a prospectus.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     On October 20, 1999, we borrowed $600,000 from The Orbiter Fund Ltd., an entity controlled by Michael Lauer, one of our beneficial shareholders.
Principal and interest on the loan were due October 20, 2000.  We have been unable to repay either the principal or interest on this loan.  At June 8,
2001, the approximate date of filing of this report, we owed $600,000 in principal on the loan and approximately $100,000 in interest.  In addition, we owed 350,000 shares for a prior extension of the loan by the Fund and additional shares since the final default on the loan.

     During the year ended January 31, 2001, we issued eight promissory notes to four persons in connection with funds borrowed from these persons.  We are delinquent in the payment of interest on each of these promissory notes.  Each of the notes bears interest at 1% in excess of the prime commercial loan rate from time to time announced by the Chase Manhattan Bank.  Interest is payable monthly commencing one month from the date of the note.  The only interest paid by us on these notes was $2,500 to John Gerard.  No principal payments have been made on any note.  The following table sets forth for each promissory note the amount of interest delinquent as of June 8, 2001, the approximate date of filing of this report:

                         Date of               Due Date     Principal     Delinquent
     Name                Note                  of Loan      Amount        Interest Amount
     JLB Equities          3/10/00              6/20/01     $75,000          $17,500
     JLB Equities           4/5/00              6/20/01     $35,000          $7,579
     JLB Equities          4/13/00              6/20/01     $25,000          $5,408
     JLB Eqities           5/17/00              6/20/01     $25,000          $5,000
     David Rosenberg       6/27/00              6/20/01     $25,000          $4,576
     John Gerard            8/9/00              6/20/01     $100,000         $12,494
     David Rosenberg      11/21/00             11/20/01     $25,000          $2,496
     Seewack Family Trust 12/29/00             12/20/01     $25,000          $2,080
     TOTAL                                                  $335,000         $57,133

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)     Exhibits. The following exhibits are included as part of this report:

     Exhibit No.          Description of Exhibit                              Location

     10.29           Promissory Note dated November 21, 2000, to
                         David Rosenberg                                      Attached
     10.30           Promissory Note dated December 29, 2000, to
                         Seewack Family Trust                                 Attached
     10.31           Promissory Note dated April 27, 2001, to Martin Burke    Attached

     (b)     Reports on Form 8-K: During the quarter ended March 31, 2001, no reports on Form 8-K were filed.

SIGNATURES

     Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   Ultimate Sports Entertainment, Inc.

Date: June 18, 2001                By: /s/ Frederick R. Licht
                                           Frederick R. Licht, President, Principal
                                           Accounting Officer, and Chief Financial
                                           Officer