Form 10QSB
period 2001-07-31
ULTIMATE SPORTS ENTERTAINMENT INC
filed 2001-10-17
CIK 1101888

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-QSB

(Mark One)
     [X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

     For the quarter ended July 31, 2001

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

State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date:  At October 15, 2001, there were 9,970,000 shares of the Registrant's Common Stock outstanding.

PART I
FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ULTIMATE SPORTS ENTERTAINMENT, INC. AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2001
ULTIMATE SPORTS ENTERTAINMENT, INC. AND SUBSIDIARY

CONTENTS                                                          PAGE

-     Unaudited Condensed Consolidated Balance Sheet,
          July 31, 2001                                             2

-     Unaudited Condensed Consolidated Statements of
          Operations, for the three and six months ended July 31,
          2001 and 2000                                             3

-     Unaudited Condensed Consolidated Statements of
          Cash Flows, for the six months ended July 31, 2001
          and 2000                                               4 - 5

-     Notes to Unaudited Condensed Consolidated Financial
          Statements                                             6 - 14

ULTIMATE SPORTS ENTERTAINMENT, INC. AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET
ASSETS

                                                                 July 31,
                                                                 2001
                                                                 ___________
CURRENT ASSETS:
     Cash and cash equivalents                                   $     -
     Accounts receivable, net                                        38,611
     Inventory                                                      142,023
                                                                 ___________
               Total Current Assets                                 180,634
                                                                 ___________
PROPERTY AND EQUIPMENT, net                                          13,480
                                                                 ___________
OTHER ASSETS:
     Shareholder receivable, net                                       -
     License agreements, net                                         42,707
     Deposits                                                         1,050
                                                                 ___________
               Total Other Assets                                    43,757
                                                                 ___________
                                                              $     237,871
                                                                 ___________

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
     Bank overdraft                                             $     7,448
     Accounts payable                                               452,156
     Accrued liabilities                                            282,790
     Accrued interest                                               645,548
     Notes payable                                                  435,000
     Notes payable - related parties                                635,000
     Current portion of capital lease obligation                      1,413
     Customer deposits                                               65,459
                                                                 ___________
               Total Current Liabilities                          2,524,814
                                                                 ___________
STOCKHOLDERS' EQUITY (DEFICIT):
     Common stock, $.001 par value, 50,000,000
       shares authorized, 7,470,000 shares issued
       and outstanding                                                7,470
     Capital in excess of par value                               1,156,258
     Retained deficit                                            (3,450,671)
                                                                 ___________
               Total Stockholders' Equity (Deficit)              (2,286,943)
                                                                 ___________
                                                              $     237,871
                                                                 ___________

The accompanying notes are an integral part of this unaudited condensed consolidated financial statement.

ULTIMATE SPORTS ENTERTAINMENT, INC. AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                            For the Three               For the Six
                                                            Months Ended                Months Ended
                                                            July 31,                    July 31,
                                                       _____________________          ___________________
                                                            2001     2000               2001          2000
                                                       _________     _________         _________     _________
SALES, net of returns and allowances               $     75,048   $     59,433     $     126,077  $    143,204

COST OF GOODS SOLD                                       48,647         63,237           105,459        89,090
                                                       _________     _________         _________     _________
GROSS PROFIT (LOSS)                                      26,401         (3,804)           20,618        54,114
                                                       _________     _________         _________     _________
OPERATING EXPENSES:
     Bad debt - related party                            46,179          -                46,179          -
     General and administrative                         236,668        109,983           425,506       239,300
                                                       _________     _________         _________     _________
          Total Operating Expenses                      282,847        109,983           471,685       239,300
                                                       _________     _________         _________     _________
LOSS FROM OPERATIONS                                   (256,446)      (113,787)         (451,067)     (185,186)
                                                       _________     _________         _________     _________
OTHER INCOME (EXPENSE):
     Interest and other income                            2,468          -                 3,020          -
     Interest and other expense                        (353,864)      (190,458)         (390,942)     (226,251)
                                                       _________     _________         _________     _________
          Total Other Income (Expense)                 (351,396)      (190,458)         (387,922)     (226,251)
                                                       _________     _________         _________     _________
LOSS BEFORE INCOME TAXES                               (607,842)      (304,245)         (838,989)     (411,437)

CURRENT TAX EXPENSE                                        -             -                    -           -

DEFERRED TAX EXPENSE                                       -             -                    -           -
                                                       _________     _________         _________     _________
NET LOSS                                         $     (607,842)  $   (304,245)     $   (838,989)   $ (411,437)
                                                       _________     _________         _________     _________

LOSS PER COMMOM SHARE                            $         (.08)  $       (.04)     $       (.11)   $     (.06)
                                                       _________     _________         _________     _________

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ULTIMATE SPORTS ENTERTAINMENT, INC. AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                     For the Six
                                                                                     Months Ended
                                                                                     July 31,
                                                                                     ____________________
                                                                                     2001               2000
                                                                                     _________          _________
Cash Flows Provided by Operating Activities:
     Net loss                                                                 $     (838,989)     $     (411,437)

     Adjustments to reconcile net loss to net cash used by operating activities:
          Depreciation and amortization expense                                        2,264               2,264
          Changes in assets and liabilities:
               (Increase) in accounts receivable, net                                (38,262)            (77,195)
               (Increase) in accrued interest receivable                              (1,105)               -
               (Increase) in inventory                                               (16,433)            (79,767)
               Decrease in prepaid assets                                                  -              20,833
               Decrease in license agreements                                         61,120                -
          (Increase) decrease in shareholder receivable                               44,579               2,500
               Increase in accounts payable                                           67,674             113,646
               Increase in accrued liabilities                                       143,998               6,228
               Increase in accrued interest                                          371,942             204,918
               Increase in customer deposits                                          65,459                -
                                                                                     _________          _________
               Net Cash (Used) by Operating Activities                              (137,753)           (218,010)
                                                                                     _________          _________
Cash Flows Provided by Investing Activities:
     Decrease in other assets                                                            -                30,608
                                                                                     _________          _________
               Net Cash provided by Investing Activities                                 -                30,608
                                                                                     _________          _________
Cash Flows Provided by Financing Activities:
     Increase in bank overdraft                                                        6,523               3,513
     Proceeds from notes payable - related party                                      35,000                -
     Proceeds from notes payable                                                     100,000             235,000
     Payments on capital lease obligations                                            (3,770)             (1,344)
                                                                                     _________          _________
               Net Cash Provided by Financing Activities                             137,753             237,169
                                                                                     _________          _________
Net Increase in Cash and Cash Equivalents                                               -                (15,949)
Cash and Cash Equivalents at Beginning of Period                                        -                 15,949
                                                                                     _________          _________
Cash and Cash Equivalents at End of Period                                        $     -            $     -
                                                                                     _________          _________

Supplemental Disclosures of Cash Flow Information:

     Cash paid during the period for:
          Interest                                                                $  17,500          $     -
          Income taxes                                                            $     -            $     -

[Continued]

ULTIMATE SPORTS ENTERTAINMENT, INC. AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
[Continued]

Supplemental Disclosures of Non-Cash Investing and Financing Activities:

For the six months ended July 31, 2001:
None.

For the six months ended July 31, 2000:
     None.

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

The Company was initially formed for the purpose of investing in and managing real property and in late 1983 entered the laser medical research and development field.  The development activity continued until 1986 when the project was discontinued because of a lack of funds and a conflict in management.  The Company is currently engaged in the manufacturing and marketing of comic books through its wholly-owned subsidiary.  The Company's principal markets are geographically disbursed throughout the United States.

AllStar Arena Entertainment [Subsidiary] (a California Corporation
incorporated June 26, 1996, formerly Lobito Publishing Group, Inc.), is engaged in the manufacturing and marketing of Comic Books.

Unaudited Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments)
necessary to present fairly the financial position, results of operations and cash flows at July 31, 2001 and 2000 and for the periods then ended have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's January 31, 2001 audited financial statements.  The results of operations for the periods ended
July 31, 2001 and 2000 are not necessarily indicative of the operating results for the full year.

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
Expenditures for repairs and maintenance are charged to operating expense as incurred.  Expenditures for additions and betterments that extend the useful lives of property and equipment are capitalized upon being placed in service.
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

Recently Enacted Accounting Standards - Statement of Financial Accounting
Standards ("SFAS") No. 140, "Accounting for Transfers and Servicing of
Financial Assets and Extinguishments of Liabilities - a replacement of FASB
Statement No. 125", SFAS No. 141, "Business Combinations", SFAS No. 142,
"Goodwill and Other Intangible Assets", and SFAS No. 143, "Accounting for
Asset Retirement Obligations", were recently issued.  SFAS No. 140, 141, 142, and 143 have no current applicability to the Company or their effect on the financial statements would not have been significant.

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

ULTIMATE SPORTS ENTERTAINMENT, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - PROPERTY AND EQUIPMENT

The following is a summary of property and equipment - at cost, less accumulated depreciation and amortization as of:

                                             July 31, 2001
                                               ___________
     Office equipment                         $     24,113

     Less:     accumulated depreciation            (10,633)
                                               ___________
                                              $     13,480
                                               ___________

Depreciation and amortization expense for the periods ended July 31, 2001 and
2000 amounted to $2,264 and $2,264.

NOTE 3 - LICENSE AGREEMENTS

There are five license agreements in total, Major League Baseball Properties,
Major League Baseball Players Association, National Football League
Properties, National Football League Quarterback Club and National Hockey
League Players Association, for the use of their names and likeness in the comic books produced by the Company.  The expiration dates of these agreements range from June 2001 to August 2002.  As of July 31, 2001, the net amortized value was $42,707.

NOTE 4 - INVENTORY

Inventory consists of the following at:
                                   July 31, 2001
                                     ___________
     Finished goods                $     126,273
     Books in development                 15,750
                                     ___________
          Total Inventory          $     142,023
                                     ___________

NOTE 5 - NOTES PAYABLE

Note Payable Unrelated Parties - The following is a summary of notes payable as of July 31, 2001:

     20% unsecured demand note to an un-related party originally due June 20, 2001 was subsequently extended until
     January 15, 2002 for the right either to convert this note to stock at $.25 per share on that date or to have the note due
     on that date. [See note 12]                                    $     75,000

     20% unsecured demand note to an un-related party originally due June 20, 2001 was subsequently extended until
     January 15, 2002 for the right either to convert this note to stock at $.25 per share on that date or to have the note due
     on that date. [See note 12]                                          35,000

ULTIMATE SPORTS ENTERTAINMENT, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - NOTES PAYABLE [Continued]

     20% unsecured demand note to an un-related party originally due June 20, 2001 was subsequently extended until
     January 15, 2002 for the right either to convert this note to sock at $.25 per share on that date or to have the note due
     on that date. [See note 12]                                          25,000

     20% unsecured demand note to an un-related party originally due June 20, 2001 was subsequently extended until
     January 15, 2002 for the right either to convert this note to stock at $.25 per share on that date or to have the note due
     on that date. [See note 12]                                          25,000

     20% unsecured demand note to an un-related party originally due June 20, 2001 was subsequently extended until
     January 15, 2002. [See note 12]                                      25,000

     20% unsecured demand note to an un-related party originally due November 20,  2001 was subsequently extended until
     January 15, 2002. [See note 12]                                      25,000

     20% unsecured demand note to an un-related party due
     December 20, 2001                                                    25,000

     20% unsecured demand note for $100,000 to an un-related party originally due June 20, 2001. The note was renegotiated in July 2001, wherein the Company received an additional $100,000 of proceeds, made the note convertible into common stock at $.25 per share and
     made the note due July 15, 2002. [See note 9]                       200,000
                                                                         _______
          Less current portion:                                    $     435,000

          Long-term portion:                                       $          -
                                                                     ___________

For the six months ended July 31, 2001, the Company recorded interest expense for these un-related party notes payable in the amount of $35,109. At July 31,
2001, $58,381of the accrued interest balance were related to these notes.

ULTIMATE SPORTS ENTERTAINMENT, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - NOTES PAYABLE [Continued]

Notes Payables Related Parties - The following is a summary of notes payable -
related parties at July 31, 2001:

     20% unsecured note to a related party due October 25, 2001      $      35,000

     10% unsecured note to a related party  (See below).                   600,000
                                                                           _______
          Less current portion:                                      $     635,000

          Long-term portion:                                         $           -
                                                                       ___________

During October 1999, the Company issued a 10% convertible note payable to a shareholder for $600,000.  The note was originally due February 20, 2000. The note payable contained an option for the note holder to purchase such number of shares equal to one share of the Company's common stock from certain officers and shareholders of the Company at $.10 per share for each $3.00 of loan principal being so converted. The note provides for an additional 250,000 shares of common stock to be issued to the holder for each 60 day period the note remains unpaid following the maturity date. The Company issued 250,000 common shares, valued at $.50 per share, to the note holder in compensation for making the loan and recorded $125,000 in interest expense. The Company agreed to but never issued 100,000 common shares to extend the maturity date of the loan.  At July 31, 2001 the Company has accrued interest of $587,166
pursuant to the interest rate and default provisions.   For the six months
ended July 31, 2001 the Company recorded interest expense of $354,333 on the note.

Subsequent to July 31, 2001, the Company refinanced the $600,000 note payable and related accrued interest through the issuance of a $750,000 12% note payable and the issuance of 2,500,000 shares of common stock valued at $.19 per share. The 12% note payable matures August 31, 2002 and calls for minimum monthly interest payments of $1,667 and additional balloon interest payments of $50,000 on or before December 1, 2001, March 1, 2002, and June 1, 2002. If the Company does not make the scheduled interest payments, the Company has agreed to issue 1,000,000 shares of common stock to the note holder as a penalty.

During the six months ended April 2001, issued a $35,000 20% unsecured note payable to a shareholder of the Company.  The Note and related accrued interest is due October 25, 2001. At July 31, 2001 the Company has accrued interest of $3,500 and recorded interest expense of $3,500 on the note.

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

The Company has available at July 31, 2001, unused operating loss carryforwards of approximately $3,404,000 which may be applied against future taxable income and which expire in various years through 2021.  The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined.  Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance equal to the tax effect of the loss carryforwards, therefore, no deferred tax asset has been recognized for the loss carryforwards.  The net deferred tax asset is approximately $1,157,000 as of July 31, 2001, with an offsetting valuation allowance at that time of the same amount resulting in a change in the valuation allowance of approximately $297,000 during the six months ended July 31, 2001.

NOTE 7 - LOSS PER SHARE

The following data show the amounts used in computing loss per share and the effect on income and the weighted average number of shares of potential dilutive common stock for the:
                                        For the Three     For the Six     Months Ended     Months Ended
                                                     July 31,                        July, 31
                                               __________________               __________________
                                                  2001     2000                    2001      2000
                                              ________    ________               ________   ________

     Loss from continuing
       operations available
       to common stockholders
       (numerator)                    $     (607,842)   $     (304,245)   $     (838,989)   $     (411,437)
                                            ________          ________          ________          ________

     Weighted average number
       of common shares
       outstanding used in basic
       earnings per share
       (denominator)                       7,470,000         7,470,000         7,470,000         7,470,000
                                            ________          ________          ________          ________
     Weighted number of common
       shares and potential dilutive
       common shares outstanding
       used in dilutive earnings
       per share (denominator)               N/A               N/A               N/A               N/A
                                            ________          ________          ________          ________

Dilutive loss per share was not presented, as the affect is anti-dilutive.

ULTIMATE SPORTS ENTERTAINMENT, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - LOSS PER SHARE [Continued]

The Company had at July 31, 2001 and 2000 warrants and options to purchase
1,017,500 and 587,500 shares of common stock, respectively, at prices ranging from $.39 to $2.00 per share, that were not included in the computation of diluted earnings per share because their effect was anti-dilutive.

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

Stock Warrants - During November 1999, the Company issued 250,000 warrants to purchase common stock at $2.00 per share.  Consideration for the warrants was
$2,500 of legal services.  The warrants expire on October 31, 2004.  As of
July 31, 2001, no warrants had been exercised.  During the period ended July
31, 2001, the Company cancelled warrants to purchase 250,000 shares of common stock.  As of July 31, 2001, there were no outstanding warrants to purchase common stock.

Stock Options - A summary of the status of the options outstanding under the
Company's stock option plans and employment agreements at July 31, 2001 is presented below:
                              Options Outstanding                         Options Exercisable
          ______________________________________________               __________________________
     Range of                       Weighted-Average     Weighted Average                    Weighted-Average
     Exercise          Number          Remaining               Exercise          Number          Exercise
     Prices          Outstanding     Contractual Life          Price          Exercisable          Price
     __________     ___________     ______________     _______________        __________     ______________
     $.39               250,000     3.75 years               $.39               250,000          $.39
     $.50               427,500     3.75 years               $.50               427,500          $.50
     $.50                90,000     5.00 years               $.50                90,000          $.50
     __________     ___________     ______________     _______________        __________     ______________
                        767,500                                                 767,500

NOTE 9 - RELATED PARTY TRANSACTIONS

Notes Payable to Shareholders - During the period from June 1996 through
January 2000, shareholders of the Company loaned the Company $600,000 at interest rates of 10% compounding yearly. [See Note 5]

Shareholder Receivable - During the year ended January 31, 2000, the Company advanced a shareholder $40,000 at an interest rate of 5%, which is included in other assets.  At July 31, 2001 accrued interest receivable amounted to
$6,179.  Management has subsequently established an allowance of $46,179 as it determined this receivable is possibly un-collectable.

Note Payable Guarantee - A director/shareholder of the Company collateralized personal holdings of 100,000 shares of Ultimate Sports common stock for providing $100,000 of notes payable to the Company.  [See Note 5]

ULTIMATE SPORTS ENTERTAINMENT, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - RELATED PARTY TRANSACTIONS [Continued]

Related Party Advances - The Company received advances in the amount of approximately $30,000 during the six months ended July 31, 2001 from a company with which the Company currently has outstanding notes payable.  The advances were arranged by a shareholder of the Company. The shareholder also advanced the Company approximately $19,000. These advances were paid back in full to the shareholder and non-related party company at July 31, 2001.

NOTE 10 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the
Company will continue as a going concern.  However, the Company has incurred significant losses in recent years, has current liabilities in excess of current assets at July 31, 2001, and has a stockholders' deficit.  These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard Management is proposing to raise any necessary additional funds not provided by operations through loans and/or through additional sales of its common stock.  Management believes that it can improve operations, refinance debt, convert debt to equity, and reduce expenses.

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

On May 2, 2000, a complaint was filed in the Superior Court of the State of
California, County of Los Angeles, by Joseph Yukich, Michael Walsh, and
Herbert Dogan, naming the Company, the Company's president/director, and the
Company's corporate counsel.  The complaint is titled as a shareholder derivative action.  The complaint alleges that the individual defendants, in particular the Company's President, have mismanaged the affairs of the company.  The complaint was dismissed as of July 31, 2001.

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

ULTIMATE SPORTS ENTERTAINMENT, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - SUBSEQUENT EVENTS

Debt refinancing - Subsequent to July 31, 2001, the Company refinanced the
$600,000 note payable and related accrued interest through the issuance of a
$750,000 12% note payable and the issuance of 2,500,000 shares of common stock valued at $.19 per share. The 12% note payable matures August 31, 2002 and calls for minimum monthly interest payments of $1,667 and additional balloon interest payments of $50,000 on or before December 1, 2001, March 1, 2002, and
June 1, 2002. If the Company does not make the scheduled interest payments, the Company has agreed to issue 1,000,000 shares of common stock to the note holder as a penalty. [See note 12]

Extension of terms on delinquent notes payable - In September 2001, the
Company renegotiated the terms of four notes payable totaling $160,000.  The due dates on these notes was extended from June 2001 to January 2002.  The notes were also given a conversion feature wherein the notes payable could be converted into common stock at $.25 per share at that date.  These maturity date extensions and conversion rights were negotiated verbally.

Also in September 2001, the Company negotiated with the holder of two notes payable to extend the terms of notes payable totaling $50,000.  The due dates on these notes were extended from June 2001 to January 2002.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS:

     Ultimate Sports experienced a net loss of $838,989 for the six months ended July 31, 2001, compared to a net loss of $411,437 for the comparative six months ended July 31, 2000.  This increase in net loss resulted from a significant additional interest expense charged.  The interest was calculated on the issuance of stock to lenders for default penalties and extensions.
Costs associated with the production of nine team promotional events continued
to increase total cost for the six months ending July 31, 2001.

     We experienced a gross profit of $20,618 for the six months ended July
31, 2001, compared to a gross profit of $54,114 for the six months ended July
31, 2000.  This decrease in gross profit is based on the fulfillment of promotional contracts with nine teams.  The production and editorial costs are front-loaded and the teams have a payment schedule that is not fulfilled until the date of the promotional event.  Four of our scheduled nine events have occurred during this six months ending July 31, 2001.  To date all nine promotional events have been completed.  The Company anticipates a gross profit for the coming quarter, which is based on the additional promotions within that six months.

     Our general, selling, and administrative expenses were $471,685 in the six months ended July 31, 2001, as compared with the comparative six months ended July 31, 2000, of $239,300.  We continued to increase marketing costs during this six months ended July 31, 2001, and have additional expenses in accounting and legal due to continued filing requirements and defending two lawsuits.  One lawsuit was dismissed on August 3, 2001.

     As stated earlier interest expense has increased to $387,992 in July 31,
2001, from $226,251 for the six months ended July 31, 2000.  The majority of this interest expense is due to our lenders extending their present underlining loans and acquiring stock and warrants for extensions and additional funding.

LIQUIDITY AND CAPITAL RESOURCES:

     As reflected in our first quarter report, we were unsuccessful in raising capital through a public offering.  Therefore we went forward with restructuring our existing loans and in one case receiving additional funds from an existing lender.

     In addition to restructuring our underlying finances, we have reached a number of understandings with our accounts payables.  This will reduce cash flow constraints on the Company.  As an example Frederick R. Licht, President and CEO has deferred his salary and expenses, which are to be paid on a cash flow basis.  In addition attorneys, accountants, and various vendors have all been highly supportive.  This support along with a significant increase in income from team promotions and future pre-sold promotions has generated confidence in the Company's ability to support its debt, and become profitable.

INVENTORY AND ACCOUNTS RECEIVABLE:

     The Company has begun to increase its internet and direct sales which is believed to come from the success of the Company's promotional events.  The
Company believes direct sales will continue to increase with additional promotional events, as well as promotions on other sites.

     The Company is expanding its promotional events to the NFL, NBA, NHL teams and other sports related groups.  The Company has outsourced its marketing to independent marketing agents and representatives.  The Company has recently signed an exclusive marketing agreement specifically covering dozens of major league sport teams with one of the preeminent sports marketing companies in the United States.

     Our accounts receivable were reduced as the Company wrote off a loan to a shareholder, which is now in default.  The appropriate actions to collect this debt are being implemented.  It is unclear if any of this loan can be recovered.

FORWARD LOOKING STATEMENTS:

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
     -  reduction in attendance at sporting events because of terrorist threats;
     -  changes in our business strategies; and
     -  a decline in consumer interest in professional sports and/or athletes.

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

PART II
OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     In August 2001 the complaint filed by Joseph Yukich against us and
Frederic R. Licht, our president, (Superior Court of the State of California,
County of Los Angeles, Case No. BC229219) was dismissed by the court without leave to amend.  This means that Mr. Yukich may not refile the complaint against us or Mr. Licht.  The court found that the plaintiff's complaint did not allege with sufficient facts that plaintiff had made a demand upon us to correct the alleged wrongs, or that such a demand would have been futile, as required by California law.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     During the quarter ended July 31, 2001, the following securities were sold by us without registering the securities under the Securities Act:

     - In July 2001 we issued 2,500,000 shares to The Orbiter Fund Ltd., an entity controlled by Michael Lauer, one of our principal shareholders, in consideration of the renegotiation and restructuring of the prior loan of
$600,000 made to us by this entity in October 1999. We also granted demand and piggyback registration rights for the shares.  In this restructuring transaction we cancelled the original promissory note and issued a new one for
$750,000, reflecting the original $600,000 owed and approximately $150,000 of accrued interest at July 31, 2001.  The note is payable in three equal installments of $50,000 each, with installment payments due on or before
December 1, 2001, March 1, 2002, and June 1, 2002.  The note bears interest at
12% per annum. In addition, if at any time prior to maturity, we should raise equity financing of between $300,000 and $500,000, we are obligated to allocate 25% of the gross cash proceeds to repayment of the loan.  And if at any time prior to maturity, we should raise equity financing in excess of
$500,000, we are obligated to allocate 50% of the gross cash proceeds to repayment of the loan. We have also agreed that if we fail to make the scheduled interest payments, and the lender declares a default, we can issue
1,000,000 additional shares to The Orbiter Fund to cure the default, which shares would be included as shares we have agreed to register.  The securities issued to The Orbiter Fund were issued without registration under the Act by reason of the exemption from registration afforded by the provisions of
Section 4(2) and 4(6) thereof as transactions by an issuer not involving any public offering.  No form of general solicitation was used in connection with such issuance.  No underwriting discounts or commissions were paid in connection with such issuance.  We believed that this investor was an accredited investor at the time of this loan restructuring.

     - In June 2000 we had issued a one-year promissory note to John J. Gerard for $50,000 for a loan to us in this amount. Also, in August 2000 we had issued a second one-year promissory note to Mr. Gerard for an additional
$50,000 for a loan to us in this amount.  In July 2001 we borrowed an additional $100,000 from Mr. Gerard and we issued a convertible promissory note in the principal amount of $200,000 which consolidated the principal amounts of the prior two loans and included this loan.  The note bears interest at 20% per annum.  We are required to pay minimum interest payments of not less than 10% per annum monthly commencing one month from the date of the note.  The maturity date of the note, at which time all remaining interest and principal is due, is July 15, 2002.  The note is convertible at any time into our common stock at the rate of $0.25 per share for any outstanding principal amount of the loan converted.  This note was issued without registration under the Act by reason of the exemption from registration afforded by the provisions of Section 4(2) thereof as a transaction by an issuer not involving any public offering.  No form of general solicitation was used in connection with such issuance.  No underwriting discounts or commissions were paid in connection with such issuance.  We believed that this investor was an accredited investor as defined in Regulation D at the time of such loan.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

     We are delinquent in the payment of interest on each of the promissory notes set forth below.  Each of the notes bears interest at 1% in excess of the prime commercial loan rate from time to time announced by the Chase
Manhattan Bank.  Interest is payable monthly commencing one month from the date of the note.  No principal payments have been made on any note.  The following table sets forth for each promissory note the amount of interest delinquent as of September 18, 2001, the approximate date of filing of this report:

                                                                Delinquent
                        Date of       Due Date    Principal     Interest
Name                    Note          of Loan     Amount        Amount
JLB Equities             3/10/00      6/20/01       $75,000      $22,878
JLB Equities              4/5/00      6/20/01       $35,000      $10,201
JLB Equities             4/13/00      6/20/01       $25,000       $7,173
JLB Equities             5/17/00      6/20/01       $25,000       $6,700
David Rosenberg          6/27/00      6/20/01       $25,000       $6,174
David Rosenberg         11/21/00     11/20/01       $25,000       $4,170
Seewack Family Trust    12/29/00     12/20/01       $25,000       $3,630
TOTAL                                              $235,000      $60,926

     During the quarter ended July 31, 2001, we were also delinquent in the payment of a $100,000 loan from John J. Gerard.  We renegotiated the repayment of this loan in July 2001 in connection with the borrowing of an additional
$100,000 from Mr. Gerard.  At July 15, 2001, the time of the renegotiated loan transaction, we owed a principal amount of $100,000 and interest of approximately $17,500 on such delinquent loan.  There is no arrearage as of the date of this filing.

     During the quarter ended July 31, 2001, we were delinquent in the payment of a $600,000 loan from The Orbiter Fund Ltd.  We were also delinquent in the issuance of shares of our stock issuable upon default of the loan.  At July
31, 2001, we owed a principal amount of $600,000 and interest of approximately
$115,000 on such delinquent loan.  We renegotiated the repayment of this loan effective July 31, 2001.  There is no arrearage as of the date of this filing.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)     Exhibits. The following exhibits are included as part of this report:

Exhibit No.     Description of Exhibit                                   Location

10.32          Convertible Promissory Note dated July 15, 2001, with
                Addendum dated July 25, 2001, to John Gerard             Attached

10.33          Debt Restructuring Agreement with, and Promissory Note
                to, The Orbiter Fund Ltd. dated August 13, 2001,
                effective July 31, 2001                                  Attached

     (b)     Reports on Form 8-K: During the quarter ended July 31, 2001, no reports on Form 8-K were filed.

SIGNATURES

     Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       Ultimate Sports Entertainment, Inc.

Date: October 15, 2001         By: /s/ Frederick R. Licht
                                       Frederick R. Licht, President, Principal
                                        Accounting Officer, and Chief Financial
                                        Officer