Form 10QSB
period 2001-10-31
ULTIMATE SPORTS ENTERTAINMENT INC
filed 2002-01-25
CIK 1101888

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-QSB

(Mark One)
     [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

     For the quarter ended October 31, 2001

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

State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date:  At January 23, 2001, there were 9,970,000 shares of the Registrant's Common Stock outstanding.

PART I
FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ULTIMATE SPORTS ENTERTAINMENT, INC. AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2001
ULTIMATE SPORTS ENTERTAINMENT, INC. AND SUBSIDIARY

                                                                          PAGE

-     Unaudited Condensed Consolidated Balance Sheet,
          October 31, 2001                                                  2

-     Unaudited Condensed Consolidated Statements of
          Operations, for the three and nine months ended October 31,
          2001 and 2000                                                     3

-     Unaudited Condensed Consolidated Statements of
          Cash Flows, for the nine months ended October 31, 2001
          and 2000                                                          4 - 5

-     Notes to Unaudited Condensed Consolidated Financial
          Statements                                                        6 - 14

ULTIMATE SPORTS ENTERTAINMENT, INC. AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET
ASSETS

                                                                 October 31,
                                                                    2001
                                                                 ___________
CURRENT ASSETS:
     Cash and cash equivalents                                     $     -
     Accounts receivable, net                                        3,073
     Inventory                                                     150,702
                                                                 ___________
               Total Current Assets                                153,775

PROPERTY AND EQUIPMENT, net                                         12,347
                                                                 ___________
OTHER ASSETS:
     License agreements, net                                        58,333
     Deposits                                                        1,050
                                                                 ___________
               Total Other Assets                                   59,383
                                                                 ___________
                                                             $     225,505
                                                                 ___________

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
     Bank overdraft                                          $      18,832
     Accounts payable                                              330,643
     Accrued liabilities                                           339,203
     Accrued interest                                               94,404
     Notes payable                                                 435,000
     Notes payable - related parties                               785,000
     Current portion of capital lease obligation                        22
                                                                 ___________
               Total Current Liabilities                         2,003,104
                                                                 ___________
STOCKHOLDERS' EQUITY (DEFICIT):
     Common stock, $.001 par value, 50,000,000
       shares authorized, 9,970,000 shares issued
       and outstanding                                               9,970
     Capital in excess of par value                              1,678,758
     Retained deficit                                           (3,466,327)
                                                                 ___________
               Total Stockholders' Equity (Deficit)             (1,777,599)
                                                                 ___________
                                                             $     225,505
                                                                 ___________

The accompanying notes are an integral part of this unaudited condensed consolidated financial statement.

ULTIMATE SPORTS ENTERTAINMENT, INC. AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                            For the Three          For the Nine
                                                            Months Ended           Months Ended
                                                            October 31,            October 31,
                                                       _____________________     ___________________
                                                          2001         2000            2001        2000
                                                       _________     _________     _________     _________
SALES, net of returns and allowances               $     243,638  $     29,102  $    369,715  $    87,306

COST OF GOODS SOLD                                        84,924        41,912       190,383      125,736
                                                       _________     _________     _________     _________
GROSS PROFIT (LOSS)                                      158,714       (12,810)      179,332      (38,430)
                                                       _________     _________     _________     _________
OPERATING EXPENSES:
     Bad Debt Expense                                      2,039             -        48,218            -
     General and administrative                           39,305       134,310       464,801      402,930
                                                       _________     _________     _________     _________
          Total Operating Expenses                        41,344       134,310       513,019      402,930
                                                       _________     _________     _________     _________
INCOME (LOSS) FROM OPERATIONS                            117,370      (147,120)     (333,687)    (441,360)
                                                       _________     _________     _________     _________
OTHER INCOME (EXPENSE):
     Interest and other income                            (2,458)       12,054           552       36,162
     Interest and other expense                         (130,568)      (28,990)     (521,510)     (86,970)
                                                       _________     _________     _________     _________
          Total Other Income (Expense)                  (133,026)      (16,936)     (520,958)     (50,808)
                                                       _________     _________     _________     _________
LOSS BEFORE INCOME TAXES                                 (15,656)     (164,056)     (854,645)    (492,168)

CURRENT TAX EXPENSE                                            -             -             -            -

DEFERRED TAX EXPENSE                                           -             -             -            -
                                                       _________     _________     _________     _________
NET LOSS                                           $     (15,656) $   (164,056) $   (854,645) $  (492,168)
                                                       _________     _________     _________     _________

LOSS PER COMMOM SHARE                              $        (.00) $       (.02) $       (.10) $      (.07)
                                                       _________     _________     _________     _________

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ULTIMATE SPORTS ENTERTAINMENT, INC. AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                     For the Nine
                                                                                     Months Ended
                                                                                     October 31,
                                                                                ____________________
                                                                                       2001                2000
                                                                                     _________          _________
Cash Flows Provided by Operating Activities:
     Net loss                                                                 $     (854,645)     $     (492,168)

     Adjustments to reconcile net loss to net cash used by operating activities:
          Depreciation and amortization expense                                        3,397               3,398
          Allowance for doubtful accounts                                                  -              15,000
          Bad Debt                                                                    46,179              40,000
          Changes in assets and liabilities:
               (Increase) in accounts receivable                                      (2,724)            (15,014)
               (Increase) in accrued interest receivable                              (2,705)                  -
               (Increase) in inventory                                               (25,112)            (27,516)
               Decrease in prepaid assets                                                  -              20,833
               Decrease in license agreements                                         45,494              80,278
          (Increase) decrease in shareholder receivable                                    -                   -
               Increase in accounts payable                                          (53,839)             96,498
               Increase in accrued liabilities                                       200,411              24,271
               Increase in accrued interest                                          495,798              66,138
               Increase in customer deposits                                               -                   -
                                                                                     _________          _________
               Net Cash (Used) by Operating Activities                              (147,746)           (188,282)
                                                                                     _________          _________
Cash Flows Provided by Investing Activities:
     Decrease in other assets                                                              -             (97,635)
                                                                                     _________          _________
               Net Cash provided by Investing Activities                                   -             (97,635)
                                                                                     _________          _________
Cash Flows Provided by Financing Activities:
     Increase in bank                                                                 17,907               2,261
     Proceeds from notes payable - related party                                      35,000             285,000
     Proceeds from notes payable                                                     100,000                   -
     Payments on capital lease obligations                                            (5,161)             (1,344)
                                                                                     _________          _________
               Net Cash Provided by Financing Activities                             147,746             285,917
                                                                                     _________          _________
Net Increase in Cash and Cash Equivalents                                                  -             (15,949)
Cash and Cash Equivalents at Beginning of Period                                           -              15,949
                                                                                     _________          _________
Cash and Cash Equivalents at End of Period                                           $     -            $      -
                                                                                     _________          _________

Supplemental Disclosures of Cash Flow Information:

     Cash paid during the period for:
          Interest                                                                   $ 66,040           $      -
          Income taxes                                                               $      -           $      -

[Continued]

ULTIMATE SPORTS ENTERTAINMENT, INC. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

[Continued]

Supplemental Disclosures of Non-Cash Investing and Financing Activities:

For the nine months ended October 31, 2001:
The Company agreed to issue 2,500,000 shares of common stock for accrued interest of $525,000, or $.21 per share.

The Company converted a $600,000 note payable in default and $150,000 of accrued interest into a $750,000 note payable at 12% interest per annum.

For the nine months ended October 31, 2000:
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

Unaudited Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments)
necessary to present fairly the financial position, results of operations and cash flows at October 31, 2001 and 2000 and for the periods then ended have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's January 31, 2001 audited financial statements.  The results of operations for the periods ended
October 31, 2001 and 2000 are not necessarily indicative of the operating results for the full year.

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
                                             October 31, 2001
                                               ___________
     Office equipment                         $     24,113

     Less:     accumulated depreciation            (11,766)
                                               ___________
                                              $     12,347
                                               ___________

Depreciation and amortization expense for the periods ended October 31, 2001 and 2000 amounted to $3,397 and $3,398.

NOTE 3 - LICENSE AGREEMENTS

There are five license agreements in total, Major League Baseball Properties,
Major League Baseball Players Association, National Football League
Properties, National Football League Quarterback Club and National Hockey
League Players Association, for the use of their names and likeness in the comic books produced by the Company.  The expiration dates of these agreements range from June 2001 to August 2002.  As of October 31, 2001, the net
amortized value was $58,333.

NOTE 4 - INVENTORY

Inventory consists of the following at:
                                             October 31, 2001
                                               ___________
     Finished goods                         $     142,442
     Books in development                           8,260
                                              ___________
          Total Inventory                   $     150,702
                                              ___________

NOTE 5 - NOTES PAYABLE

Note Payable Unrelated Parties - The following is a summary of notes payable as of October 31, 2001:

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

     20% unsecured demand note for $100,000 to an un-related party originally due June 20, 2001. The note was renegotiated in October 2001, wherein the Company received an additional $100,000 of proceeds, made the note convertible into common stock at $.25 per share and
     made the note due October 15, 2002. [See note 9]                     200,000
                                                                          _______
          Less current portion:                                     $     435,000

          Long-term portion:                                        $           -
                                                                      ___________

For the nine months ended October 31, 2001, the Company recorded interest expense for these un-related party notes payable in the amount of $56,941. At
October 31, 2001, $71,601of the accrued interest balance were related to these notes.

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

ULTIMATE SPORTS ENTERTAINMENT, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - NOTES PAYABLE [Continued]

Notes Payables Related Parties - The following is a summary of notes payable -
related parties at October 31, 2001:

     20% unsecured note to a related party due October 25, 2001      $      35,000

     10% unsecured note to a related party  (See below).                   750,000
                                                                           _______
          Less current portion:                                      $     785,000

          Long-term portion:                                         $           -
                                                                       ___________

During October 1999, the Company issued a 10% convertible note payable to a shareholder for $600,000.  The note was originally due February 20, 2000. The note payable contained an option for the note holder to purchase such number of shares equal to one share of the Company's common stock from certain officers and shareholders of the Company at $.10 per share for each $3.00 of loan principal being so converted. The note provides for an additional 250,000 shares of common stock to be issued to the holder for each 60 day period the note remains unpaid following the maturity date. The Company issued 250,000 common shares, valued at $.50 per share, to the note holder in compensation for making the loan and recorded $125,000 in interest expense. The Company agreed to but never issued 100,000 common shares to extend the maturity date of the loan.  At October 31, 2001 the Company has accrued interest of $587,166
pursuant to the interest rate and default provisions.   For the nine months
ended October 31, 2001 the Company recorded interest expense of $354,333 on the note. In August 2001, the Company refinanced the $600,000 note payable and related accrued interest of $675,000 through the issuance of a $750,000 12%
note payable and agreeing to issue of 2,500,000 shares of common stock valued at $.21 per share. The 12% note payable matures August 31, 2002 and calls for minimum monthly interest payments of $1,667 and additional balloon interest payments of $50,000 on or before December 1, 2001, March 1, 2002, and June 1,
2002. If the Company does not make the scheduled interest payments, the
Company has agreed to issue 1,000,000 shares of common stock to the note holder as a penalty.  At October 31, 2001, the Company had accrued interest of
$18,986 and recorded interest expense of $18,986 on the note.

During April 2001, the Company issued a $35,000 20% unsecured note payable to a shareholder of the Company.  The Note and related accrued interest is due
October 25, 2001. At October 31, 2001 the Company has accrued interest of
$3,816 and recorded interest expense of $3,816 on the note.

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

The Company has available at October 31, 2001, unused operating loss carryforwards of approximately $3,400,000 which may be applied against future taxable income and which expire in various years through 2021.  The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined.  Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance equal to the tax effect of the loss carryforwards, therefore, no deferred tax asset has been recognized for the loss carryforwards.  The net deferred tax asset is approximately $1,201,000 as of October 31, 2001, with an offsetting valuation allowance at that time of the same amount resulting in a change in the valuation allowance of approximately $341,000 during the nine months ended October 31, 2001.

NOTE 7 - LOSS PER SHARE

The following data show the amounts used in computing loss per share and the effect on income and the weighted average number of shares of potential dilutive common stock for the:
                                                  For the Three              For the Nine
                                                  Months Ended               Months Ended
                                                  October 31,                October, 31
                                                  __________________     __________________
                                                  2001          2000          2001         2000
                                                  ________     ________     ________     ________

     Loss from continuing
       operations available
       to common stockholders
       (numerator)                              $  (15,656)  $  (164,056)  $ (854,645)  $  (492,168)
                                                  ________     ________     ________     ________

     Weighted average number
       of common shares
       outstanding used in basic
       earnings per share
       (denominator)                              9,562,391    7,470,000    8,175,128     7,470,000
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

ULTIMATE SPORTS ENTERTAINMENT, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - LOSS PER SHARE [Continued]

The Company had at October 31, 2001 and 2000 warrants and options to purchase
1,017,500 and 587,500 shares of common stock, respectively, at prices ranging from $.39 to $2.00 per share, that were not included in the computation of diluted earnings per share because their effect was anti-dilutive.

The Company had convertible notes payable of $160,000 which may be converted into 640,000 shares of common stock at $.25 per share.

If the Company fails to make interest payments timely to a shareholder which has a $750,000 note payable, the Company has agreed to issue 1,000,000 shares of common stock to the note holder.

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

Stock Warrants - During November 1999, the Company issued 250,000 warrants to purchase common stock at $2.00 per share.  Consideration for the warrants was
$2,500 of legal services.  The warrants expire on October 31, 2004.  As of
October 31, 2001, no warrants had been exercised.  During the period ended
October 31, 2001, the Company cancelled warrants to purchase 250,000 shares of common stock.  As of October 31, 2001, there were no outstanding warrants to purchase common stock.

Common Stock - The Company has authorized 50,000,000 shares of common stock at
$.001 par value. At October 31, 2001, the Company had 9,970,000 shares issued and outstanding.

Stock Issuances - In August 2001, the Company agreed to issue 2,500,000 shares of common stock for accrued interest of $525,000, or $.21 per share. The interest was accrued on a note payable to a related party.

Stock Options - A summary of the status of the options outstanding under the
Company's stock option plans and employment agreements at October 31, 2001 is presented below:

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

ULTIMATE SPORTS ENTERTAINMENT, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - RELATED PARTY TRANSACTIONS

Notes Payable to Shareholders - During the August 2001, a shareholder of the
Company renegotiated a $600,000 note payable in default into a new note payable of  $750,000 at interest rates of 12% per annum. [See Note 5]

Shareholder Receivable - During the year ended January 31, 2000, the Company advanced a shareholder $40,000 at an interest rate of 5%, which is included in other assets.  At October 31, 2001 accrued interest receivable amounted to
$6,179.  Management has subsequently established an allowance of $46,179 as it determined this receivable is possibly un-collectable.

Note Payable Guarantee - A director/shareholder of the Company collateralized personal holdings of 100,000 shares of Ultimate Sports common stock for providing $100,000 of notes payable to the Company.  [See Note 5]

Related Party Advances - The Company received advances in the amount of approximately $30,000 during the nine months ended October 31, 2001 from a company with which the Company currently has outstanding notes payable.  The advances were arranged by a shareholder of the Company. The shareholder also advanced the Company approximately $19,000. These advances were paid back in full to the shareholder and non-related party company at October 31, 2001.

NOTE 10 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the
Company will continue as a going concern.  However, the Company has incurred significant losses in recent years, has current liabilities in excess of current assets at October 31, 2001, and has a stockholders' deficit.  These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard Management is proposing to raise any necessary additional funds not provided by operations through loans and/or through additional sales of its common stock.  Management believes that it can improve operations, refinance debt, convert debt to equity, and reduce expenses.

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

On May 2, 2000, a complaint was filed in the Superior Court of the State of
California, County of Los Angeles, by Joseph Yukich, Michael Walsh, and
Herbert Dogan, naming the Company, the Company's president/director, and the
Company's corporate counsel.  The complaint is titled as a shareholder derivative action.  The complaint alleges that the individual defendants, in particular the Company's President, have mismanaged the affairs of the company.  The complaint was dismissed as of October 31, 2001.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS:

Ultimate Sports experienced a net loss of $919,351 for the nine months ended
October 31, 2001, compared to a net loss of $441,360 for the comparative nine months ended October 31, 2000.  This increase in net loss resulted from a significant additional interest expense charged.  The interest was calculated on the issuance of stock to lenders for default penalties and extensions.
Interest and other expenses increased to $521,510 for the nine months ended
October 31, 2001.  The non-cash interest charge between the nine months period of October 31, 2001 as compared to $86,970 for the nine months period October
31, 2000, is $434, 590.  Without non-cash interest expense charges, the net loss for the nine months ended October 31, 2001, would have been $387,841 compared to the period ending October 31, 2000 of $405,198.

Ultimate Sorts had a gross profit of $129,400 on $369,715 of sales in the nine months ended October 31, 2001, as compared to ($38,430) in gross profit on
$87,306 of sales.  The jump in gross profit and sales for the period ended
October 31, 2001, was due to completion of the nine promotional events scheduled for 2001.  The major league baseball season ended in the quarter ending October 31, 2001.  The company does not predict any significant income on additional promotions in the final quarter ending January 31, 2002.  The company's general selling and administration expenses were $527,793 for the nine months ended October 31, 2001, as compared to $402,930 for the nine months ended October 31, 2000.  As a percentage general administration and sales jumped approximately 30% in the nine months ended October 31, 2001, compared to a gross profit that grew approximately 400% within the same nine months ended October 31, 2001.  Liquidity and Capital Resources as reflected in our first and second quarter reports the company has continued to restructure its existing loans and has received additional funds from existing lenders.

As reflected in our July 2001 report, Frederick R. Licht, President and CEO has deferred his salary and expenses which are to be paid on a cash flow basis.  The accrued debt to Mr. Licht is reflected on the balance sheet.

The company has also hired Martin Burke as a consultant to help Mr. Licht in all his duties.  Consulting fees earned are being accrued and to be paid on a cash flow basis.  Mr. Burke has also joined the Board of Directors .  Most recently Mr. Burke served as Chairman and CEO of the Credit Store, a publicly traded finance company on the American Stock Exchange (CDS).

     The company reports income at the time a promotional event is completed.
However the company is advanced partial payments by teams for production payments.

INVENTORY AND ACCOUNTS RECEIVABLE:
The company has begun to increase its internet and direct sales which is believed to come from the success of the company's promotional events, as well as promotions on other sites.

The Company has expanded its promotional events to the NFL, NBA, NHL teams and other sports related groups.  The company has hired marketing consultant Jay
Slater, formerly of Simon Inc., who has agreed to a contract to represent
Ultimate to a wide range of sponsors with which he has long standing relationships.  The Company signed an exclusive marketing agreement specifically covering dozens of major league sports teams with a division of
Clear Channel Entertainment, formerly SFX.

     Our accounts receivable were reduced as the Company wrote off a loan to a shareholder which was settled in January 2002.

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

PART II
OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

     In January 2002 we settled both legal proceedings with Mr. Yukich.  All of the parties to the proceedings agreed to mutually release each other from any claims and the final case in the United States District Court, Central
District of California, Case No. 00-04636, was dismissed with prejudice.  The loan payable by Mr. Yukich to us was cancelled in exchange for which he agreed to return to us either 80,000 shares of our common stock, or one-half of the shares currently owned by him, whichever is greater.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

     We are delinquent in the payment of interest and principal on each of the promissory notes set forth below.  Each of the notes bears interest at 1% in excess of the prime commercial loan rate from time to time announced by the
Chase Manhattan Bank.  Interest is payable monthly commencing one month from the date of the note.  No principal payments have been made on any note.  The total amount of delinquent principal and interest at January 24, 2002, was
$317,676.  The following table sets forth for each promissory note the amount of principal and interest delinquent as of January 24, 2001, the approximate date of filing of this report:

                                                 Delinquent    Delinquent
                    Date of       Due Date       Principal     Interest
Name                Note          of Loan        Amount        Amount
JLB Equities          3/10/00     6/20/01        $75,000       $28,161
JLB Equities           4/5/00     6/20/01        $35,000       $12,658
JLB Equities          4/13/00     6/20/01        $25,000        $8,918
JLB Equities          5/17/00     6/20/01        $25,000        $8,466
David Rosenberg       6/27/00     6/20/01        $25,000        $7,890
David Rosenberg      11/21/00    11/20/01        $25,000        $5,890
Seewack Family Trust 12/29/00    12/20/01        $25,000        $5,479
Martin Burke          4/27/01     7/25/01        $35,000        $5,214

TOTAL                                           $235,000       $82,676

     We have negotiated oral extensions of each of the notes and agreed to provide conversion rights into our common stock at $0.20 per share if we are unable to repay the loans by December 31, 2002.

ITEM 5.       OTHER INFORMATION

     On January 10, 2002, the number of directors was increased to three persons and Martin Burke and Gary Gold were appointed as directors to fill the vacancies created by the increase in the number of directors.  We have agreed to grant options to Mr. Gold to purchase up to 100,000 shares at $0.20 per share.  We have also agreed to pay him a director's fee of $2,500 per quarter, which will accrue with interest at 5% per annum until funds are available.

     On January 24, 2002, the board of directors approved an employment contract for our president, Frederick R. Licht.  The three year contract commenced effective January 1, 2002.  Base salary is $180,000 per year, which will accrue with interest at 5% per annum until funds are available to pay the salary.  We also agreed to pay a signing bonus of $256,154, which will also accrue with interest at 5% per annum until funds are available.  In addition, we granted to him non-statutory vested options to purchase 3,500,000 shares of common stock under our Stock Option Plan.  The exercise prices of the options is as follows:  $0.35 for the first 500,000 shares; $0.75 for the next 500,000 shares; $1.25 for the next 500,000 shares; $2.00 for the next 1,000,000 shares; and $4.00 for the next 1,000,000 shares.  The options will expire on
December 31, 2006.  Mr. Licht will also receive a car allowance of $1,000 per month, retroactive to April 6, 1999, which will accrue with interest at 5% per annum until funds are available.  We have also agreed to reimburse him for the cost of individual medical, dental, and health insurance and disability insurance incurred since April 6, 1999, which amount will accrue with interest at 5% per annum until funds are available.  Mr. Licht has agreed not to engage in activities which would compete with us during the term of the agreement, and for a period of one year after its termination.  He has also agreed not to disclose for his own benefit confidential information about our business.

     On January 24, 2002, we entered into a one year consulting agreement with
Mr. Burke commencing effective January 1, 2002.  Consulting fees are $8,000 per month, which will accrue with interest at 5% per annum until funds are available to pay the consulting fees.  In addition, we granted to him non-statut ory vested options to purchase 3,500,000 shares of common stock under our
Stock Option Plan.  The exercise prices of the options is as follows:  $0.35 for the first 500,000 shares; $0.75 for the next 500,000 shares; $1.25 for the next 500,000 shares; $2.00 for the next 1,000,000 shares; and $4.00 for the next 1,000,000 shares.  The options will expire on December 31, 2006.  Mr.
Burke will also receive a car allowance of $1,000 per month.  He has also agreed not to disclose for his own benefit confidential information about our business.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

     (a)     Exhibits. The following exhibits are included as part of this report:

          Exhibit No.     Description of Exhibit
Location

          10.34          Employment Agreement with Mr. Licht          Attached

          10.35          Consulting Agreement with Mr. Burke          Attached

          10.36          Promissory Note for $35,000 with Mr. Burke
Attached

     (b)     Reports on Form 8-K: During the quarter ended October 31, 2001, no reports on Form 8-K were filed.

     SIGNATURES
     Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Ultimate Sports Entertainment, Inc.

Date: January 24, 2002                    By: /s/ Frederick R. Licht_______________
                                                  Frederick R. Licht, President, Principal
                                                  Accounting Officer, and Chief Financial
                                                  Officer