Form 10KSB
period 2002-01-31
ULTIMATE SPORTS ENTERTAINMENT INC
filed 2002-06-19
CIK 1101888

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-KSB

(Mark One)
     [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

          For the fiscal year ended January 31, 2002

     [   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ________ to __________

          Commission File Number:  333-30520

                  ULTIMATE SPORTS ENTERTAINMENT, INC.
          (Exact name of Registrant as specified in charter)

          DELAWARE                                        95-0262961
State or other jurisdiction of                    I.R.S. Employer I.D. No.
incorporation or organization

1100 GLENDON AVENUE, SUITE 1000, LOS ANGELES, CA                    90024
(Address of principal executive offices)                         (Zip Code)

Issuer's telephone number, including area code:  (310) 829-9590

2444 Wilshire Boulevard, Suite 414, Santa Monica, CA  90403
(Former Address, if Changed from Last Report)

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
[   ]  No [X]       (2)  Yes  [X]    No  [   ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation
S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to
this Form 10-KSB.     N/A

State issuer's revenues for its most recent fiscal year:  $382,506.

State the aggregate market value of the voting stock held by non-affiliates of the Registrant (6,184,500 shares) computed by reference to the average high and low sale prices of such stock ($0.105), as of a specified date within the past
60 days: $649,373 at June 11, 2002.

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: At June 14, 2002, there were
10,650,000 shares of the Registrant's Common Stock outstanding.

Documents Incorporated by Reference: None

TABLE OF CONTENTS

PART I

ITEM 1.  DESCRIPTION OF BUSINESS                                                  1

ITEM 2.  DESCRIPTION OF PROPERTY                                                  7

ITEM 3.  LEGAL PROCEEDINGS                                                        8

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                      8

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND
         RELATED STOCKHOLDER MATTERS                                              8

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS                                     8

ITEM 7.  FINANCIAL STATEMENTS                                                     15

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE                                   15

PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS,  PROMOTERS AND CONTROL PERSONS         15

ITEM 10.  EXECUTIVE COMPENSATION                                                  16

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN
          BENEFICIAL OWNERS AND MANAGEMENT                                        19

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                          21

ITEM 13.  EXHIBITS, LIST AND REPORTS ON FORM 8-K                                  22

     PART I

     ITEM 1.  DESCRIPTION OF BUSINESS

Business Development

     We were originally incorporated under the laws of the State of Utah on
August 24, 1981.  We subsequently changed domicile to Delaware by merging into a Delaware corporation on April 12, 1985.

     During the year ended January 31, 2002, we shifted the focus of our business.  Previously we had concentrated our business efforts on producing and marketing our comic books to the general public.  During the most recent year, we have marketed our comic books through in-stadium promotional activities by several major league baseball teams.  We produced a number of comic books for teams which used the books as an incentive to attract fans to games using the comic books to depict team members as super heroes.  The promotional events were funded through corporate sponsors of the teams.
During the 2001 baseball season, and thus far in the 2002 baseball season, we have produced comic books for use at promotional games by such major league baseball teams as the New York Yankees, the New York Mets, the Los Angeles
Dodgers, the Texas Rangers, the Anaheim Angels, the Arizona Diamondbacks, and
the Cleveland Indians.

     Also, in the fall of 2000 we released four retail comic books using players from the National Football League.  We are currently pursuing promotional opportunities with NFL teams similar to what we have done with
Major League Baseball teams.

     We decided to allow our license agreement with the National Hockey League
Players Association to lapse on June 30, 2001, and did not attempt to renew the agreement.  At present we have no plans to renew the agreement in the future.

     Our business continues to be seasonal in nature, based upon the baseball season which is from spring to fall each year.  Almost no products are sold outside of the playing season.  To the extent we are able to enter into arrangements with football teams, the seasonal nature of our business could extend through the late fall and early winter months.

     During the most recent fiscal year we were dependent upon a few baseball teams for a majority of our revenues.  Revenues from our agreements with these teams accounted for approximately 30%, 22%, 20%, and 13%, respectively, or an aggregate of approximately 85%, of the total revenues generated last year.

License Agreements

     Our license agreements continue to be key to our business. We have licenses, or are in the process of renewing licenses, with the Major League
Baseball Players Association; the Major League Baseball Properties, Inc.; the
National Football League Properties, Inc.; and the National Football League
Quarterback Club.  Total minimum guaranteed royalty payments under these contracts for the year ended January 31, 2002, were approximately $115,000.
For the year ending January 31,  2003, the estimated aggregate amounts of the minimum guaranteed royalty payments to be made pursuant to these license agreements will be approximately $150,000.  Set forth below is a brief description of each of these license agreements:

     The Major League Baseball Players Association License

     This license allows us to use the likenesses of individual players in our comic books.  The original license was entered into on May 13, 1998, and expired on December 31, 2000.  The license was renegotiated for the 2001 and
2002 baseball seasons and expires on December 31, 2002.  As we have in the past, we intend to negotiate an extension of this agreement at the end of the current term.  The license grants us the non-exclusive right to publish and market comic books in the United States and international markets featuring animated cartoon super-heroes based on Major League Baseball Association players.  It also grants us the right to engage in comic book premium promotions at the Major League Baseball stadiums, which was a right that had previously been negotiated and granted on a case-by-case basis under the original agreement.  The agreement also provides for royalties to be paid by us based upon sales of the comic books.  The content of each comic book is subject to the prior approval of the Major League Baseball Players
Association.  Following the termination of the license, we have no further right to market the comic books.  The agreement also requires us to indemnify the association against any actions involving it arising out of our acts or omissions.  We must also maintain liability insurance.

     The Major League Baseball Properties License

     This license expired on December 31, 2001.  We have received notification in writing from the vice-president of publishing for the association that it will be renewing the license agreement under the same terms and conditions as outlined in the original contract.  The only difference will be the relation to "non-super hero" story lines which will have different terms for unit sales.  These books will be developed and distributed for sale in conjunction with MLB Properties.  Based upon our relationship with the league, we have been able to continue operations on this arrangement to continue under the terms of the expired license until the new one is signed.  The original license permitted us to use the league and team names and logos in our comic books.  The license was entered into on September 23, 1999, and provided for an initial license period which ended on November 30, 2000, and was automatically extended through December 31, 2001.  The original license granted the non-exclusive right to use the Major League Baseball logos, league names, teams, and the all-star game, division, league, and world series.  The agreement also provided for royalties to be paid by us based upon sales of the comic books and established minimum royalties to be paid against actual royalties earned.  Under the original license agreement, the content of each comic book was subject to the prior approval of the licensor.  The original agreement also required us to indemnify the licensor against any actions involving it arising out of our acts or omissions.  We were also required to maintain liability insurance.

     National Football League Properties License

     This license allows us to use the trademarks, service marks, and other identifying symbols, slogans, and indicia adopted for commercial use by the
National Football League.   The initial term will expire on August 31, 2002.
The license grants to us the non-exclusive right to use the marks in our comic books.  The form of the agreement also provides for royalties to be paid by us based upon sales of the comic books and establishes guaranteed minimum royalties to be paid against actual royalties earned.  The content of each comic book is subject to the prior approval of the licensor.  Following the termination of the license, we will have no further right to market the comic books, except to sell existing stock for a period of ninety days following the termination.  The agreement also requires us to indemnify the licensor, the league, and the member clubs against any actions involving it arising out of our acts or omissions.  We are also required to maintain liability insurance.

     National Football League Quarterback Club License

     This license, also with the National Football League Properties, Inc., allows us to use the likenesses of the members of the NFL Quarterback Club
which includes approximately the top fifty players in the NFL.   The initial
term will expire on August 31, 2002.  The license grants to us the non-exclusive right to use the likenesses of the Quarterback Club members in our comic books.  The agreement also provides for royalties to be paid by us based upon sales of the comic books and establishes guaranteed minimum royalties to be paid against actual royalties earned.  The content of each comic book is subject to the prior approval of the licensor.  Following the termination of the license, we will have no further right to market any comic books, except to sell existing stock for a period of ninety days following the termination.  The agreement also requires us to indemnify the licensor, the league, and the member clubs against any actions involving it arising out of our acts or omissions.  We are also required to maintain liability insurance.

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

     Each of the license agreements is for a relatively short duration and there is no assurance that any of the agreements will be renewed. Our business requires the acquisition of licensing rights from the sports leagues and associations.  Without these licenses, it would be difficult or, in some cases, impossible, to continue our present operations.  All of our present licenses expire this year.  Generally, the agreements do not provide for automatic renewals or extensions.  In addition, our right to market the comic books will expire when the particular license agreement terminates.

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
If we were to lose the services of Mr. Licht, there would be a significant question whether we could continue in our current business.  We intend to obtain key man insurance in the amount of $1,000,000 on Mr. Licht, but have not done so as of the date of this report.

Publication of Comic Books

     Each of our comic books consists of a single story featuring one or more well-known sports figures as super heroes.  Stories for the comic books are developed and written by free lance writers to work with us to develop and write the stories and the dialogue.  Upon completion of the story, we hire illustrators to create the black and white drawings to correspond to the story and dialogue.  Finally, the book is sent to a coloring house or a freelance colorist to include the color for the illustrations. We believe there is presently available a sufficient quantity of qualified creative personnel in the market place to meet our needs to produce the comic books at least through the end of this fiscal year.

     Once the particular issue of the comic book has been composed, illustrated and colored, it is down-loaded onto a disk and forwarded to the printer to create the plates for printing.  We have no contractual agreement with any printing company and the printing of each comic book is negotiated on a book-by-book basis.  We have used a single printer for most of the comic books published last year, but we believe that suitable printers are readily available in North America, and additional printers could be located overseas at competitive rates.

     We believe one reason people may be interested in our comic books is the favorable image projected by the athletes used in our comic books.  Obviously, we have no control over the lives of these athletes.  Should one of them do something which would cause readers not to view them as potential super heroes, it could materially affect our ability to market the comic books displaying that particular athlete.  We are unable to predict what type of actions would affect potential sales, but certainly anything which would negatively affect the athlete's moral character could affect our selling efforts.

     The leagues and players' associations have the right to approve the stories, art work, and design of the comic books.  Changes required by such reviews could be costly to us.  Under our existing license agreements, the leagues and players' associations are granted the right to review and approve of the comic books.  Our budgeted costs of publishing the comic books includes minimal changes, and if the leagues, associations, or players require substantial changes in a significant number of future comic books, the funds budgeted for publication may be inadequate and we would be required to seek additional funding or allocate funds from other business categories.  We have experienced occasions in the past where we have had to revise comic books at various stages of development to meet this obligation or to maintain good relations with the licensors.  As we produce more comic books in the future and work with the representatives of the leagues and associations on a more regular basis, we believe we can minimize such revisions.  We submit each stage of the development of the comic books to the representatives for their approval.  In one instance the approvals of a representative were overridden by a superior in the league which caused us to rework much of the development of the particular comic book.  While we may not have been legally obligated to make the changes, we made them primarily to maintain the good will with the league.  We will continue to attempt to minimize editorial changes in the future, but there is no assurance that we can totally eliminate the costs of reworking story lines, likenesses, or other aspects of the comic books during the development stages at our cost.

Marketing

     We have focused our principal marketing efforts on the in-stadium team promotions.  We are also expanding these promotions to include retail promotions through corporate team sponsors.  To create an in-stadium promotion deal, we work with both the target team and one or more corporate sponsors affiliated with or interested in the particular team.  In conjunction with these parties we produce a comic book which highlights team members as the super heroes and gives advertising space to the corporate sponsor that pays for the comic books.  The comic books are generally given away free to the children who attend the game on the particular promotion night.  In addition, we have negotiated a retail promotional deal with one retail food outlet.  For a limited time, patrons receive a copy of the team comic book free when they order a special team meal.

Marketing of our comic books in both the in-stadium and retail promotions is performed principally by Mr. Licht, our president, sometimes with the assistance of outside consultants. We have entered into a consulting agreement with Promotion Connections, Inc., a company controlled by Jay Slater, to present and sell promotion programs utilizing our products and resources, for which we have agreed to pay a monthly retainer, selling commissions, and stock options.  The contract expires on or about November 16, 2002.  Through relationships with the various pro teams, Mr. Licht and Mr. Slater are able to contact and present the promotional concept using our comic books to both the team representatives and the corporate sponsors for the teams.  The contract arrangements for each of the promotional deals are supervised by Mr. Burke, one of our directors and a consultant.

We have also agreed with MLB Properties to allow us to  place an advertisement for our products with "Little League Magazine" each year at a cost not to exceed $45,000.

Competition

     Our share of the comic book market is insignificant in comparison to other comic book publishers.  The comic book market is dominated primarily by
Marvel Comics and DC Comics, each of which has substantially greater assets, manpower, and market share than do we.  With the exception of one comic book published by DC Comics for a single in-stadium promotion using members of  a
Major League Baseball team as the super heroes, neither of these entities publishes comic books using athletes as super hero characters.  However, they do publish a significant number of comic books using various super heroes.
And while we do not compete directly with these companies, we may compete for some of their readers who may be interested in the sports figures in our comic books.  In addition, there are a number of smaller comic book publishers, most of which have had more experience in this industry and are better financed.
While we are familiar with a limited number of  other companies which publish comic books using athletes in stories in which they are portrayed in their particular athletic capacity, for example as a wrestler, we are not aware of any of these publishers using professional athletes as super action figures in their comic books as we do.  However, we will likewise compete with these publishers for comic book readers in general, and perhaps those interested in the sports.  We do not have the resources or facilities to compete directly with these publishers should they enter our current market segment.  However, we have developed relationships with many of the major league organizations and teams, which we believe would provide us with an advantage over a competitor initially entering into this field, at least for a limited time.

     There is strong competition in the promotional aspect of our business.
There are a number of venders which have licenses with the major league organizations to market various promotional items or souvenirs related to the teams. Many of these have substantially greater assets, manpower, and market share than do we.  However, in a promotional context, we believe our product is unique and content oriented, less expensive and can generate more widespread fan interest and media exposure for the teams, in addition to the utilization of  advertising pages and product placement.  Thus, at present we believe we can adequately compete with these venders.

     A key factor affecting our ability to compete in this industry is our reputation.  Although we are struggling financially, we believe our reputation with the major league associations and teams is good.  Should we lose our reputation for producing a quality product or delivering our product in a timely manner, we may find it difficult to compete with others doing business with the major league associations or teams.

Employees

     At June 1, 2002, we had two full-time employees, including Mr. Licht, our president.  We have a consulting agreement with Mr. Burke, one of our directors, who devotes a significant amount of his time to the business of our company.  We also have a consulting contract with Jay Slater's company,
Promotion Connections, to market our comic books to corporate team sponsors
and the entertainment industry.   We also employ a number of independent
contractors on a part-time, as-needed basis for work on comic books.

Trademarks

     On May 17, 2002, we filed an application for registration of a trademark for "Ultimate Sports Force" with the U.S. Patent and Trademark Office, Serial
No. 76/409,792.  We have been notified by our counsel that it will be several months before we receive an action from the federal office on the trademark.

     ITEM 2.  DESCRIPTION OF PROPERTY

     We rent approximately 500 square feet of office space located at our principal executive offices at 1100 Glendon Avenue, Suite 1000, Los Angeles,
California.  The office space is rented on a month-to-month bases.  The monthly base rent for the space is $2,000.

     We also pay approximately one-half of the monthly rent on a corporate apartment/office in New York City.  Total space of the apartment/office is approximately 2,000 square feet.  Our portion of the rent is $4,500 per month.

     We currently rent on a month-to-month basis our computer equipment which was previously leased under a three year lease agreement which expired in
December 2001.  Monthly payments are $313.  W have no current plans to purchase the computer equipment from the leasing company.

     ITEM 3.  LEGAL PROCEEDINGS

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

     In January 2002 we settled both legal proceedings with Mr. Yukich, Mr.
Walsh, and Mr. Dogan.  All of the parties to the proceedings agreed to mutually release each other from any claims and the final case in the United
States District Court, Central District of California, Case No. 00-04636, was
dismissed with prejudice.  The loan payable by Mr. Yukich to us was cancelled in exchange for which he agreed to return to us either 80,000 shares of our common stock, or one-half of the shares currently owned by him, whichever is greater.  On or about May 20, 2002, Mr. Yukich returned the 80,000 shares to our transfer agent.

     In October 2000 a complaint was filed against us by Quebecor Printing
Canada, our prior printing company, for past due accounts in the approximate amount of $49,678.  The complaint was filed in the Los Angeles County Superior
Court (Case No. SC063453).  In approximately November 2000 the plaintiff obtained a judgment against us for the full amount, plus costs.  We have paid approximately $30,000 of this amount.

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     No matters were submitted to a vote of the security holders during the fourth quarter ended January 31, 2002.

     PART II

     ITEM 5.  MARKET FOR COMMON EQUITY AND
     RELATED STOCKHOLDER MATTERS

Market Information

     Our shares are quoted on the OTC Bulletin Board (Symbol "ULSP").  Based upon the limited volume of trading, we do not believe that there exists an established market for our stock.  The table below sets forth for the periods indicated the high and low sales prices as reported by private services on the
Internet.  These quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

                         Quarter     High       Low
FISCAL YEAR ENDED
JANUARY 31, 2001         First       $0.75      $0.35
                         Second      $0.85      $0.18
                         Third       $0.60      $0.30
                         Fourth     $0.781      $0.40

FISCAL YEAR ENDED
JANUARY 31, 2002         First       $1.00      $0.10
                         Second      $0.50      $0.20
                         Third       $0.20      $0.06
                         Fourth      $0.15      $0.05

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

Outstanding Options, Warrants, Convertible Securities

     At June 14, 2002, we had outstanding options to purchase 8,312,500 shares.  All of these options are presently vested and currently exercisable.
Of these options granted, 7,752,500 were granted under our 2000 Stock Option
Plan and 560,000 were granted outside of the plan.

     We have outstanding a convertible promissory note in the principal amount of $200,000.  The note was issued on July 15, 2001, to John Gerard.  The principal amount of the note is convertible at any time into shares of our common stock at the rate of one share for each $0.25 of principal converted.
If the note were fully converted, we would be obligated to issue 800,000 shares.

     We have borrowed funds in the past, the terms of which require us to issue additional shares of stock upon a default.  In October 1999 we borrowed
$600,000 from The Orbiter Fund, an entity controlled by Michael Lauer, one of our 5% shareholders.  In July 2001 we renegotiated this loan and issued a new promissory note in the amount of $750,000, reflecting the original note and accrued interest, with a maturity date of August 31, 2002.  Interest of 12% on the note is payable in three equal installments of $50,000 each, due on or before December 1, 2001, March 1, 2002, and June 1, 2002, and the balance of the interest due at maturity.  We have also agreed that if we fail to make the scheduled payments, and the lender declares a default, we can issue 1,000,000 additional shares to The Orbiter Fund to cure the default.  Although we are in breach of the agreement for failure to pay interest on the scheduled dates, the lender has not declared the note in default requiring us to issue additional shares.  If the lender were to declare a default in regard to the three scheduled interest payments which have not been paid, we could cure the default by issuing 3,000,000 shares to the lender.

Shares Subject to Rule 144

     At June 14, 2002, we had a total of 10,650,000 shares outstanding, including the 80,000 shares of treasury stock returned to us by Mr. Yukich.
Of these shares, approximately 6,252,602 are designated as restricted shares by our transfer agent.  We have been advised by the staff of the Securities and Exchange Commission that Rule 144 would not be available for shares issued at a time during which the issuer was a blank check issuer and that these shares could only be resold through a registered offering.

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

Registration Rights

     We have granted piggy-back registration rights to The Orbiter Fund to register up to 250,000 of the outstanding restricted shares issued in connection with the original loan of $600,000 to us by this entity.

     We have also agreed to register the 2,500,000 shares issued to The
Orbiter Fund in connection with the Restructuring Agreement dated August 13,
2001, together with any shares issued upon default.  For a period of eighteen months from the date of the agreement we have granted demand registration rights.  We have also granted piggyback registration rights to The Obiter Fund during the eighteen month period.

We have orally granted piggyback registration rights to Drew Gitlin to register the shares underlying his options to purchase up to 500,000 shares.

Shareholders

     As of June 14, 2002, there were approximately 475 holders of record of our shares as reported to us by our transfer agent.  The transfer agent for our common stock is Interwest Transfer Company, Inc., 1981 East 4800 South,
Suite 100, Salt Lake City, Utah 84117.

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

Sales of Unregistered Securities

     During the year ended January 31, 2002, the following securities were sold by us without registering the securities under the Securities Act and not previously reported by us in our quarterly reports on Form 10-QSB:

     -     In December 2001 we issued a demand promissory note to Pioneer
Pacific Limited for $35,000 loaned to us.  In addition, we granted options to the lender to purchase 10,000 shares at $0.07 per share at any time for a period of three years.  The note and options were issued without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4(2) thereof as transactions by an issuer not involving any public offering.  No form of general solicitation was used in connection with such issuance.  No underwriting discounts or commissions were paid in connection with such issuance.  We believed that this investor was an accredited investor as defined in Regulation D at the time of loaning the funds to us.

     -     In January 2002 we granted options to Frederick R. Licht and Martin
J. Burke, III, to purchase 3,500,000 shares each.  The exercise prices of the options is as follows:  $0.35 for the first 500,000 shares; $0.75 for the next
500,000 shares; $1.25 for the next 500,000 shares; $2.00 for the next
1,000,000 shares; and $4.00 for the next 1,000,000 shares.  The options will expire on December 31, 2006.  The options are vested and immediately exercisable.  The options were granted pursuant to our 2000 Stock Option
Plan.  The options were granted without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of
Section 4(2) thereof as transactions by an issuer not involving any public offering.  No form of general solicitation was used in connection with such issuance.  No underwriting discounts or commissions were paid in connection with such issuance.  Each of the grantees was an accredited investor as defined in Regulation D at the time of the grant.

     -     In November 2001, in connection with the consulting agreement with his company, we granted options to Jay Slater to purchase 50,000 shares.  The exercise prices of the options is $0.07 per share.  The options will expire on
June 1, 2005.  The options are vested and immediately exercisable.  The options were granted pursuant to our 2000 Stock Option Plan.  The options were granted without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4(2) thereof as transactions by an issuer not involving any public offering.  No form of general solicitation was used in connection with such issuance.  No underwriting discounts or commissions were paid in connection with such issuance.

     -     In December 2001, in connection with consulting services performed by Bernard Chang, we issued 100,000 to Mr. Chang.  The shares were issued without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4(2) thereof as transactions by an issuer not involving any public offering.  No form of general solicitation was used in connection with such issuance.  No underwriting discounts or commissions were paid in connection with such issuance.

     ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

     We experienced a net loss of $1,525,135 for the year ended January 31, 2002, compared to a net loss of $886,502 for the comparative year ended January 31,
2001.  This increase in net loss resulted from significant interest expense charged.  The interest was calculated on the issuance of stock to lenders for default penalties and extensions.  Interest and other default expenses increased to $640,595 for the year ended January 31, 2002.  The non-cash interest expense default penalty was $420,000 in the year ended January 31,
2002, as compared with a non-cash default penalty of $175,000 for the year ended January 31, 2001.

     We had sales of $382,506 for the year ended January 31, 2002 as compared with
$95,236 for the year ended January 31, 2001.  The jump in sales for the period ended January 31, 2002, was due to completion of the nine promotional events, as compared to one promotional event for the period ended January 31, 2001.
The percentage of sales grew approximately 400% the year ended January 31,
2002, as compared to January 31, 2001.  The gross loss was almost break even
($4,457) for the year ended January 31, 2002, as compared to a gross loss of approximately18% on total sales.

     Payroll and payroll taxes decreased from $223,318 from the year ended January
31, 2002, as compared with $249,809 from the year ended January 31, 2001.
Included in the payroll and payroll taxes for the year ended January 31, 2002, is the salary for Mr. Licht, our president.  As reflected on the balance sheet, Mr. Licht's salary was a non-cash expense that was accrued.

     In the year ended January 31, 2002, we hired Martin Burke as a consultant to help Mr. Licht in all his duties.  Mr. Burke 's consulting fees are also being accrued on the balance sheet.  Consulting fees earned are also being accrued and will be paid on a cash flow basis.  Mr. Burke also joined the Board of
Directors.  Most recently Mr. Burke served as Chairman and CEO of the Credit
Store, a publicly traded finance company on the American Stock Exchange (CDS).

Inventory and Accounts Receivable

     In the year ended January 31 2002, we took a non-cash charge in the Cost of
Goods of $121,129. This represents a write down of large amounts of inventory of older titles that are unlikely to be sold.  Without this non-cash right down to Cost of Goods, we would have recorded a gross profit of $116,672, in the year ended January 31, 2002.  This would have been the first gross profit for the Company.

     We collect deposits from promotional sponsors throughout the year.  We record the sales once the event has occurred.  We had no significant receivables at the year ended January 31, 2002.

Liquidity and Capital Resources

     We continue to have a lack of liquidity.  We have been unsuccessful in the raising of significant capital. We have benefited by lenders, vendors, and consultants extending credit or services for options in the our stock.  In the year ended January 31, 2002, an existing lender advanced an additional loan
$100,000 to us.

     In the year ended January 31, 2002, Martin Burke, a director, consultant and related party, lent us $35,000.  Subsequent to January 31, 2002, we have been advanced funds on both demand and term.  We have been advanced a new loan from a new lender for $100,000 that has been collateralized by contracts for upcoming events.  Subsequent to January 31, 2002, we continue to pursue additional financing.

     We are expanding our promotional business beyond the in-stadium events.
Subsequent to January 31, 2002, we completed our first retail, out of stadium promotion with a baseball team sponsor.

     We have hired marketing consultant Jay Slater, formerly of Simon Marketing,
Inc.  Mr. Slater will represent us in retail marketing opportunities, which include sporting events outside of and including professional baseball.

Risk Factors

     The loss of the services of either Mr. Licht, our president, or Mr. Burke, a director and consultant, would have a material negative impact on our business.  The relationships Mr. Licht has developed with the leagues, teams, and players, and the ability of Mr. Burke to focus on our business transactions, are essential to our continued growth and existence.  The possibility of locating and securing replacements for these individuals who would be able and willing to defer compensation until we have the ability to pay, is remote.  We do not have key-man insurance which covers either individual.  Were we to lose the services of either individual, it is doubtful that we could continue the existing business.

     The report of our auditors contains a going concern paragraph.  We have incurred significant losses in recent years, we have current liabilities in excess of current assets, and we have a stockholders' deficit.  These factors raise substantial doubt about our ability to continue as a going concern.
Although we propose to raise any necessary additional funds not provided by operations through additional loans and/or through sales of our common stock, there is no assurance that we would be able to do so.  In addition, although we intend to reduce expenses through improved operations and reduction in expenses, there is no assurance that we could accomplish this goal.  And although we intend to attempt to refinance existing debt, or convert it into equity, there are no existing arrangements to do so, and there is no assurance that the creditors would be willing to do so, or to do so on terms agreeable to us.

     We are in breach of the terms of our note payable to The Orbiter Fund, our single largest creditor.  We have been unable to pay the past interest payments of $50,000 each due on December 1, 2001, March 1, 2002, and June 1,
2002.  Although the lender has not chosen to enforce these defaults, if it were to do so, we do not have sufficient funds to pay these interest amounts, although we could issued 3,000,000 shares to cure the default and pay these interest payments on the maturity date of the note, August 31, 2002.  The issuance of these shares would significantly dilute the existing shareholders and could affect a change of control of the company to the lender.  In addition, if we are unable to pay the principal and interest of the note on the maturity date, or to negotiate an extension of the term of the note, or convert the note in whole or in part into equity, it is uncertain whether we would be able to continue our business.

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

     -     reduced attendance at games because of perceived or actual terrorist attacks;

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

     ITEM 7.  FINANCIAL STATEMENTS

ULTIMATE SPORTS ENTERTAINMENT, INC. AND SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2002

ULTIMATE SPORTS ENTERTAINMENT, INC. AND SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS

CONTENTS

                                                                 PAGE

     -     Independent Auditor's Report                              1

     -     Consolidated Balance Sheet, January 31, 2002              2

     -     Consolidated Statements of Operations, for the
            years ended January 31, 2002 and 2001                    3

     -     Consolidated Statement of Stockholders' (Deficit),
               for the years ended January 31, 2002 and 2001         4

     -     Consolidated Statements of Cash Flows, for the
               years ended January 31, 2002 and 2001             5 - 6

     -     Notes to Consolidated Financial Statements           7 - 19

INDEPENDENT AUDITOR'S REPORT

Board of Directors
ULTIMATE SPORTS ENTERTAINMENT, INC. AND SUBSIDIARY
Santa Monica, California

We have audited the accompanying balance sheet of Ultimate Sports
Entertainment, Inc. and Subsidiary as of January 31, 2002, and the related statements of operations, stockholders' (deficit) and cash flows for the years ended January 31, 2002 and 2001.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards in the United States of America.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements audited by us present fairly, in all material respects, the financial position of Ultimate Sports Entertainment,
Inc. and Subsidiary as of January 31, 2002 and the results of their operations and their cash flows for the years ended January 31, 2002 and 2001, in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 12 to the financial statements, the Company has  incurred significant losses, has current liabilities in excess of current assets and has a stockholders' (deficit), raising substantial doubt about its ability to continue as a going concern.
Management's plans in regards to these matters are also described in Note 12.
The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/S/ PRITCHETT, SILER & HARDY, P.C.
    PRITCHETT, SILER & HARDY, P.C.

May 20, 2002
Salt Lake City, Utah

ULTIMATE SPORTS ENTERTAINMENT, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

ASSETS

                                                                       January 31,
                                                                           2002
                                                                       ___________
CURRENT ASSETS:
     Cash and cash equivalents                                             $     -
     Accounts receivable, net of $0 allowance for doubtful accounts            972
     Inventory, net                                                         10,875
                                                                       ___________
               Total Current Assets                                         11,847
                                                                       ___________

PROPERTY AND EQUIPMENT, net                                                 11,113
                                                                       ___________
OTHER ASSETS:
     Deposits                                                                1,050
     License agreements, net                                                79,039
                                                                       ___________
               Total Other Assets                                           80,089
                                                                       ___________
                                                                     $     103,049
                                                                      ____________

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES:
     Bank overdraft                                                   $     11,756
     Accounts payable - trade                                              538,870
     Accounts payable - related party                                      186,251
     Accrued liabilities                                                   532,905
     Notes payable                                                         435,000
     Notes payable - related party                                         800,288
     Customer deposits                                                      65,293
                                                                       ___________
               Total Current Liabilities                                 2,570,363

STOCKHOLDERS' (DEFICIT):
     Common stock, $.001 par value, 50,000,000
       shares authorized, 10,070,000 shares issued
       and outstanding                                                      10,070
     Additional paid in capital                                          1,696,466
     Retained (deficit)                                                 (4,127,671)
                                                                       ___________
                                                                        (2,421,113)
     Less:80,000 shares of treasury stock, at cost                         (46,179)
                                                                       ___________
               Total Stockholders' (Deficit)                            (2,467,314)
                                                                       ___________
                                                                     $     103,049
                                                                      ____________

The accompanying notes are an integral part of this consolidated financial statement.

ULTIMATE SPORTS ENTERTAINMENT, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                 For the Year
                                                                 Ended
                                                                 January 31,
                                                            _______________________
                                                               2002           2001
                                                            __________     __________
SALES, net of returns and discounts                    $     382,506     $     95,236

COST OF GOODS SOLD                                           386,963          113,194
                                                            __________     __________
GROSS PROFIT (LOSS)                                           (4,457)         (17,958)
                                                            __________     __________
OPERATING EXPENSES:
     Payroll and payroll taxes                               222,318          249,809
     Selling and marketing                                   119,763           59,379
     General and administrative                              528,856          322,219
                                                            __________     __________
          Total Operating Expenses                          (870,937)        (631,407)
                                                            __________     __________
LOSS FROM OPERATIONS                                        (875,394)        (649,365)
                                                            __________     __________
OTHER INCOME (EXPENSE):
     Interest and other income                                   552           39,636
     Interest and other expense                             (221,147)        (101,773)
     Note default penalty expense                           (420,000)        (175,000)
                                                            __________     __________
          Total Other Income (Expense)                      (640,595)        (237,137)
                                                            __________     __________
LOSS BEFORE INCOME TAXES                                  (1,515,989)        (886,502)

CURRENT TAX EXPENSE                                                -                -

DEFERRED TAX EXPENSE                                               -                -
                                                            __________     __________
NET LOSS                                                $ (1,515,989)     $  (886,502)
                                                            __________     __________

LOSS PER COMMOM SHARE                                   $       (.18)     $      (.12)
                                                            ___________     ___________

The accompanying notes are an integral part of these consolidated financial statements.

ULTIMATE SPORTS ENTERTAINMENT, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF STOCKHOLDERS' (DEFICIT)
FOR THE YEARS ENDED JANUARY 31, 2002 AND 2001

                                   Common Stock          Additional          Treasury Stock
                              _______________________      Paid in     _________________________        Retained
                              Shares            Amount     Capital          Shares     Amount           (Deficit)
                              ___________    ___________ ___________     __________     __________     ___________
BALANCE, January 31, 2000     7,470,000     $     7,470  $  1,156,258   $     -                       $  (1,725,180)

Net loss for the year ended
  January 31, 2001                    -               -             -         -                  -         (886,502)
                              ___________    ___________  __________     ___________    __________     ___________
BALANCE, January 31, 2001     7,470,000           7,470     1,156,258         -                  -       (2,611,682)

Issuance of common stock for
  accrued note payable default
  penalties of $525,000,
  August 2001                 2,500,000           2,500       522,500         -                  -                -

Granting of options to purchase
  50,000 shares of common stock.
  Fair value of $5,000,
  November 2001                       -               -         2,808         -                  -                -

Common stock issued for
  consulting services valued at
  $15,000, or $.15 per share,
  December 2001                 100,000             100        14,900         -                  -                -

Receipt of 80,000 treasury
  shares of common stock at $.54
   per share, January 2002            -               -             -       80,000           (46,179)             -

Net loss for the year ended
  January 31, 2002                    -               -             -         -                  -       (1,515,989)
                              __________     __________     ___________     ____________     __________  ____________
BALANCE, January 31, 2002     10,070,000     $   10,070   $ 1,696,466       80,000        $  (46,179)   $(4,127,671)
                              __________     __________     ___________     ____________     __________  ____________

The accompanying notes are an integral part of this consolidated financial statement.

ULTIMATE SPORTS ENTERTAINMENT, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

Increase in Cash and Cash Equivalents
                                                                      For the Year
                                                                      Ended
                                                                      January 31,
                                                                 _______________________
                                                                    2002           2001
                                                                 __________     __________
Cash Flows Provided by Operating Activities:
     Net loss                                                $  (1,515,989)    $   (886,502)
     Adjustments to reconcile net loss
       to net cash used by operating activities:
          Depreciation and amortization                            120,091           99,134
          Non-cash expense                                          17,808                -
          Bad debt expense                                           4,744                -
          Allowance for slow moving inventory                      121,129                -
          Changes in assets and liabilities:
               (Increase) decrease in accounts receivable           (5,367)           3,624
               (Increase)  in inventory                             (6,414)         (43,134)
               (Increase)  in note receivable - related party       (2,705)               -
               Increase in accounts payable - trade                141,216          155,703
               Increase in accounts payable - related party        186,251                -
               Increase in accrued expenses                        795,507          384,532
               Decrease in prepaid assets                                -           20,833
               Increase in customer deposits                        65,293                -
                                                                 __________     __________
               Net Cash (Used) by Operating Activities             (78,436)        (265,810)
                                                                 __________     __________
Cash Flows Provided by Investing Activities:
     Payments on license agreements                                (77,500)         (84,720)
                                                                 __________     __________
               Net Cash (Used) by Investing Activities             (77,500)         (84,720)
                                                                 __________     __________
Cash Flows Provided by Financing Activities:
     Increase in bank overdraft                                     10,831              925
     Proceeds from notes payable                                   100,000                -
     Payments on notes payable - related party                     (19,712)               -
     Proceeds from notes payable - related party                    70,000          335,000
     Payments on capital lease obligations                          (5,183)          (1,344)
                                                                 __________     __________
               Net Cash Provided by Financing Activities           155,936          334,581
                                                                 __________     __________
Net Increase in Cash and Cash Equivalents                                -          (15,949)

Cash and Cash Equivalents at Beginning of Period                         -           15,949
                                                                 __________     __________
Cash and Cash Equivalents at End of Period                      $        -       $        -
                                                                 __________     __________
Supplemental Disclosures of Cash Flow Information:
     Cash paid during the period for:
          Interest                                              $   30,567       $        -
          Income taxes                                          $        -       $        -

[Continued]

ULTIMATE SPORTS ENTERTAINMENT, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
Increase (Decrease) in Cash and Cash Equivalents

[Continued]

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
For the year ended January 31, 2002:
In January 2002, the Company settled litigation with a former officer of the
Company. The officer returned 80,000 shares of common stock, which was recorded as treasury stock, for settlement of a $46,179 note receivable-related party.

In December 2001, the Company issued 100,000 shares of common stock valued at
$15,000, or at $.15 per share.

In November 2001, the Company granted options to purchase 50,000 shares of common stock at $.125 per share. The fair value of these options is $2,808.

In August 2001, the Company issued 2,500,000 share of common stock for note payable default penalties of $525,000.

In August 2001, the Company settled a $600,000 note payable and $150,000 of accrued interest by rolling the balances over into a new $750,000 note payable.

For the year ended January 31, 2001:
None

The accompanying notes are an integral part of these financial statements.

ULTIMATE SPORTS ENTERTAINMENT, INC. AND SUBSIDIARY

NOTES TO UNAUDITED FINANCIAL STATEMENTS

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

Income Taxes - The Company accounts for income taxes in accordance with
Statement of Financial Accounting Standards No. 109, "Accounting for Income
Taxes."  This statement requires an asset and liability approach for accounting for income taxes [See Note 8].

Advertising Cost -  Cost incurred in connection with advertising of the
Company's products are expensed as incurred.  Such costs amounted to $46,865 and  $26,642 for the years ended January 31, 2002 and 2001, respectively.

ULTIMATE SPORTS ENTERTAINMENT, INC. AND SUBSIDIARY

NOTES TO UNAUDITED FINANCIAL STATEMENTS

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

Depreciation - Depreciation of equipment is computed using the straight-line method over the estimated useful lives of the assets ranging from five to seven years.  Leasehold improvements are amortized over the lease period or the estimated useful life of the improvements, whichever is less.

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

Recently Enacted Accounting Standards - Statement of Financial Accounting
Standards ("SFAS") No. 141, "Business Combinations", SFAS No. 142, "Goodwill
and Other Intangible Assets", SFAS No. 143, "Accounting for Asset Retirement
Obligations", and SFAS No. 144, "Accounting for the Impairment or Disposal of
Long-Lived Assets", were recently issued.  SFAS No. 141, 142, 143 and 144 have no current applicability to the Company or their effect on the financial statements would not have been significant.

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

Restatement - The financial statements for period priors to January 31, 2002 have been restated to be consistent with the headings and classifications used in the January 31, 2002 financial statements.

ULTIMATE SPORTS ENTERTAINMENT, INC. AND SUBSIDIARY

NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 2 - PROPERTY AND EQUIPMENT

The following is a summary of property and equipment - at cost, less accumulated depreciation and amortization as of January 31, 2002:

                                                      2002
                                                  ___________
     Office equipment                         $     24,113
                                                  ___________
                                                    24,113
     Less:     accumulated depreciation            (13,000)
                                                  ___________
                                              $     11,113
                                                  ___________

Depreciation and amortization expense for the periods ended January 31, 2002 and 2001 amounted to $4,631 and $4,530.

NOTE 3 - LICENSE AGREEMENTS

The Company has entered into five license agreements in total, Major League
Baseball Properties (MLBP), Major League Baseball Players Association (MLBPA),
National Football League Properties (NFL), National Football League
Quarterback Club (NFLQC), and National Hockey League Players Association
(NHLPA), for the use of their names and likeness in the comic books produced by the Company. The following is a summary at January 31, 2002:

                                                      2002
                                                  ___________
          License agreements                   $     105,496
               Less accumulated amortization         (26,457)
                                                  ___________
               Total                           $      79,039
                                                  ___________

The license agreement with NHLPA expired in June 2001 and was not renewed. The
Company has also agreed with MLBP to place an ad with "Little League Magazine"
each year, which is not to exceed $45,000 in cost.

The license agreements have expiration dates ranging from August 2002 through
December 2002.

Amortization expense for the years ended January 31, 2002 and 2001, was
$115,460 and $94,604, respectively.

NOTE 4 - INVENTORY

Inventory consists of the following at January 31, 2002:
                                                       2002
                                                  ___________
     Finished goods                             $     127,504
     Books in development                               4,500
     Less allowance for slow moving inventory        (121,129)
                                                  ___________
          Total Inventory, net                  $      10,875
                                                  ___________

ULTIMATE SPORTS ENTERTAINMENT, INC. AND SUBSIDIARY

NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 5 - ACCRUED EXPENSES

The Company had accrued expenses as follows at January 31, 2002:

                                                       2002
                                                  ___________
     Unpaid compensation                         $     272,693
     Payroll taxes                                      51,026
     Accrued interest                                  139,186
     Accrued note payable default penalty               70,000
                                                  ___________
          Total accrued expenses                 $     532,905
                                                  ___________
NOTE 6 - NOTES PAYABLE

The following is a summary of notes payable to unrelated parties as of January 31, 2002:
                                                                                     2002
                                                                                  ___________
     20% unsecured convertible demand notes payable originally
     due June 20, 2001 extended until January 20, 2002 for the right to convert to stock at $.25 per share, the conversion feature was subsequently cancelled and the note extended to February 28,
     2003 through the issuance of options to purchase 425,000 shares, the notes are personally guaranteed by the Company's president
     and a director/shareholder.                                              $       160,000

     20% unsecured demand notes payable due June 20, 2001. These notes were extended until January 15, 2002. Subsequently extended to November 20, 2002 through the issuance of 60,000 common shares.
     Personally guaranteed by a director/shareholder and has pledge
     50,000 shares of the Company he holds as collateral on the note.
                                                                                       50,000

     20% unsecured demand note payable due June 20, 2001. The
     note was extended until January 15, 2002. Subsequently extended to
     December 20, 2002, through the issuance of 40,000 common shares
     Personally guaranteed by a director/shareholder and has pledge
     25,000 shares of the Company he holds as collateral on the note.
                                                                                       25,000

     20% unsecured demand note for $100,000 to an un-related
     party originally due June 20, 2001. The note was renegotiated in October 2001, wherein the Company received an additional
     $100,000, made the note convertible into common stock at
     $.25 per share, and made the note due October 15, 2002.
     Personally guaranteed by a director/shareholder and has pledge
     100,000 shares of the Company he holds as collateral on the note.
                                                                                      200,000
                                                                                  ___________
                                                                      Total     $     435,000
                                                                                  ___________

For the year ended January 31, 2002, the Company recorded interest expense for these notes payable in the amount of $81,273. At January 31, 2002, $91,766 of the accrued interest balance were related to these notes.

ULTIMATE SPORTS ENTERTAINMENT, INC. AND SUBSIDIARY

NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 7 - NOTES PAYABLE - RELATED PARTIES

The following is a summary of notes payable to related parties as of January 31, 2002:
                                                                                      2002
                                                                                   ___________
     20% unsecured note to a shareholder/director due October 25,
     2001. Subsequently extended to February 28, 2003 through the
     issuance of 25,000 common shares.                                          $      35,000

     20% unsecured convertible demand note to an individual
     related to a shareholder/director. Convertible at $.20 per share the conversion feature was subsequently cancelled through
     the issuance of options to purchase 10,000 common shares.                         15,288

     12% unsecured note to a shareholder due August 31, 2002
     (See below).                                                                     750,000
                                                                                      _______
          Less current portion:                                                 $     800,288

          Long-term portion:                                                    $           -
                                                                                  ___________

For the year ended January 31, 2002, the Company has expensed $139,874 in interest expense.

Unsecured note to a shareholder - During October 1999, the Company issued a
10% convertible note payable to a shareholder for $600,000. The note was originally due February 20, 2000. The note payable contained an option for the note holder to purchase such number of shares equal to one share of the
Company's common stock from certain officers and shareholders of the Company at $.10 per share for each $3.00 of loan principal being so converted. The note provides for an additional 250,000 shares of common stock to be issued to the holder for each 80 day period the note remains unpaid following the maturity date. The Company issued 250,000 common shares, valued at $.50 per share, to the note holder in compensation for making the loan and recorded
$125,000 in interest expense.

In August 2001, the Company refinanced the $600,000 note payable and related accrued interest of $150,000 through the issuance of a $750,000 12% note payable. The Company also issued 2,500,000 shares of common stock, valued at
$.21 per share, to settle $525,000 in default penalties. The 12% note payable matures August 31, 2002. The note calls for balloon interest payments of
$50,000 on or before December 1, 2001, March 1, 2002, and June 1, 2002. The
Company has agreed to issue 1,000,000 shares of common stock to the note holder as a penalty If the Company does not make the scheduled interest payments within thirty days of receiving written notice of default. The
Company did not make the December 1, 2001 payment, and accordingly, accrued potential default penalties of $70,000 at January 31, 2002, for 1,000,000 shares of common stock to be issued at $.07 per share. At January 31, 2002, the Company has accrued interest payable of $41,671 on this note.

ULTIMATE SPORTS ENTERTAINMENT, INC. AND SUBSIDIARY

NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 7 - NOTES PAYABLE - RELATED PARTIES (Continued)

During April 2001, the Company issued a $35,000 20% unsecured note payable to a shareholder of the Company. The Note and related accrued interest is due
October 25, 2001. At January 31, 2002, the Company has accrued interest payable of $5,581.

During December 2001, the Company issued a $35,000 20% unsecured note payable to a relative of a shareholder of the Company. The note and related accrued interest is due upon demand. At January 31, 2002, the Company has repaid
$19,712, leaving a balance of $15,288 with accrued interest payable of $168.

NOTE 8 - INCOME TAXES

The Company accounts for income taxes in accordance with Statement of
Financial Accounting Standards No. 109.  SFAS No. 109 requires the Company to provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between book and tax accounting and any available operating loss or tax credit carryforwards.  The
Company has a net operating loss carryover at January 31, 2002.

At January 31, 2002 and 2001, the total of all deferred tax assets were approximately $1,628,000 and $996,00 respectively.  The total of all deferred tax liabilities were approximately $0 and $0, respectively.  The amount of and ultimate realization of the benefits from the deferred tax assets for income tax purposes is dependent, in part, upon the tax laws in effect, the Company's future earnings, and other future events, the effects of which cannot be determined.  Because of the uncertainty surrounding the realization of the deferred tax assets, the Company has established a valuation allowance of approximately $1,628,000.  The net change in the valuation allowance during the year ended January 31, 2002 was an increase of $632,000.

The temporary differences gave rise to the following deferred tax asset
(liability):

                                                       January 31,
                                                  _____________________
                                                     2002       2001
                                                  _________   _________
     Excess of tax over financial
       accounting depreciation                    $     (129)   $     -
     Inventory valuation allowancer                   48,246          -
     Accrued compensation                            108,614          -
     Net operating loss carryover                  1,470,726    996,000

The components of federal income tax expense from continuing operations consisted of the following for the year ended:

                                                       January 31,
                                                  _____________________
                                                     2002       2001
                                                 _________     _________
     Current income tax expense:
          Federal                                  $     -      $     -
          State                                          -            -
                                                 _________     _________
     Net current tax expense                       $     -      $     -
                                                 _________     _________

ULTIMATE SPORTS ENTERTAINMENT, INC. AND SUBSIDIARY

NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTES TO FINANCIAL STATEMENTS

NOTE 8 - INCOME TAXES [Continued]
                                                       January 31,
                                                  _____________________
                                                     2002       2001
                                                  _________     _________
     Deferred tax expense (benefit) resulted from:
     Excess of tax over financial accounting
       depreciation                                $    129     $     -
     Inventory valuation allowance                  (48,246)          -
     Net operating loss                            (474,976)    (353,094)
     Valuation allowance                            631,707      353,094
     Accrued compensation                          (108,614)          -
                                                  _________     _________
     Net deferred tax expense                       $     -     $     -
                                                  _________     _________

Deferred income tax expense results primarily from the reversal of temporary timing differences between tax and financial statement income.

The reconciliation of income tax from continuing operations computed at the
U.S. federal statutory tax rate to the Company's effective rate is as follows for the year ended:

                                                       January 31,
                                                  _____________________
                                                     2002       2001
                                                  _________     _________
     Computed tax at the expected
       federal statutory rate                         34.00%     34.00%
     State income taxes, net of federal benefit        5.83       5.83
     Valuation allowance                             (41.67)    (39.83)
     Other                                             1.84          -
                                                  _________     _________
     Effective income tax rates                           -          -
                                                  _________     _________

ULTIMATE SPORTS ENTERTAINMENT, INC. AND SUBSIDIARY

NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 9 - LOSS PER SHARE

The following data show the amounts used in computing loss per share and the effect on income and the weighted average number of shares of potential dilutive common stock for the periods ended January 31, 2002 and 2001:

                                                  For the Period Ended
                                                       January 31,
                                             ______________________________
                                                  2002               2001
                                             ______________     ______________

     Loss from continuing operations available
       to common stockholders (numerator)     $   (1,515,989)     $   (886,502)
                                             ______________     ______________

     Weighted average number of common
       shares outstanding used in basic
       earnings per share (denominator)            8,627,534         7,470,000
                                             ______________     ______________
     Weighted number of common shares
       and potential dilutive common shares
       outstanding used in dilutive earnings
       per share (denominator)                         N/A               N/A
                                             ______________     ______________

Dilutive loss per share was not presented, as the affect is anti-dilutive.

The Company had at January 31, 2002 and 2001 warrants and options to purchase
7,727,500 and 927,500 shares of common stock, respectively, at prices ranging from $.125 to $2.00 per share, that were not included in the computation of diluted earnings per share because their effect was anti-dilutive.

The Company had convertible notes payable of $375,288 which may be converted into 1,516,440 shares of common stock at prices ranging from $.20 to $.25 per share. The Conversion feature of $215,288 of the notes payables were cancelled subsequent to year end through the issuance of 435,000 stock options.

Subsequent to the year ended January 31, 2002, the Company issued options to purchase 585,000 shares of common stock at $.07 per share to certain holders of notes payable, creditors, and consultants. The Company issued 580,000 shares of common stock at $.07 per share for services and obtaining and extended debt financing.

The Company may be obligated to issue 3,000,000 shares of common stock to cure default penalties under the terms a note payable. (See Note 7)

ULTIMATE SPORTS ENTERTAINMENT, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - CAPITAL STOCK

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

Stock Warrants - During November 1999, the Company issued 250,000 warrants to purchase common stock at $2.00 per share. Consideration for the warrants was
$2,500 of legal services.  The warrants expire on October 31, 2004. During the year ended January 31, 2002, the Company cancelled these warrants.

Common Stock - The Company has authorized 50,000,000 shares of common stock at
$.001 par value. At January 31, 2002, the Company had 10,070,000 shares issued and outstanding.

Stock Issuances - In December 2001, the Company issued 100,000 shares of common stock for consulting services valued at $15,000, or $.15 per share.

In August 2001, the Company issued 2,500,000 shares of common stock for accrued note payable default penalties of $525,000, or $.21 per share.

Stock Options - During the periods presented in the accompanying financial statements the Company has granted options under the Company's Stock Options
Plan (the Plan). The Corporation has adopted the disclosure-only provisions of
Statement of Financial Accounting Standards No. 123, "Accounting for
Stock-Based Compensation."  Accordingly, no compensation cost has been recognized for the stock option plans or other agreements.  Had compensation cost for the Company's stock option plan and agreements been determined based on the fair value at the grant date for awards in 2002 and 2001 consistent with the provisions of SFAS No. 123, the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below:

                                                  2001              2000
                                             _____________     ______________
     Net loss                  As reported  $     (1,515,989)     $   (866,502)
               Proforma                     $     (1,704,457)     $ (1,017,702)

     Basic loss per share      As reported  $           (.18)     $       (.12)
               Proforma                     $           (.20)     $       (.14)

The fair value of each option granted is estimated on the date granted using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants during the period ended January 31, 2002 and 2001 risk-free interest rates of 3.22% and 6.4% expected dividend yields of zero, expected life of 5 and 5 years, and expected volatility 111% and 58%.

ULTIMATE SPORTS ENTERTAINMENT, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - CAPITAL STOCK [CONTINUED]

Stock Option Plan - The Board of Directors adopted a Stock Option Plan (the
Plan). Under the terms and conditions of the Plan, the board is empowered to grant stock options to employees, officers, directors and consultants of the
Company.  The total number of shares of common stock available under the Plan may not exceed 1,000,000 and no options maybe granted to be exercised more than 10 years from the date of grant and the aggregate fair market value of shares for which qualified stock options are exercisable by employee or ten percent shareholder during any current year may not exceed $100,000. In June
2002, the Board of Directors amended the Plan to increase the total number of shares available to 10,000,000 shares.

At January 31, 2002 and 2001, total options available to be granted under the
Plan amounted to 2,272,500 and 322,500, respectively.

A summary of the status of the options granted under the Company's stock option plan and other agreements at January 31, 2002 and 2001, and changes during the years then ended is presented below:

                                          January 31, 2002               January 31, 2001
                                        ______________________          ___________________
                                          Weighted Average               Weighted Average
                                        Shares     Exercise Price      Shares     Exercise Price
                                        ________     _____________     _________     ___________
Outstanding at beginning of period       677,500     $     .50          337,500     $     .50
Granted                                7,050,000          2.04          340,000           .42
Exercised                                      -             -                -             -
Forfeited                                      -             -                -             -
Expired                                        -             -                -             -
                                        ________     ____________      _________     ___________
Outstanding at end of Period           7,727,500     $    1.90          677,500     $     .50
                                        ________     ____________      _________     ___________
Weighted average fair value of options
granted
 During the year                       7,050,000     $    .027          340,000     $     .39
                                        ________     ____________       ________     ___________

A summary of the status of the options outstanding under the Company's stock option plans and employment agreements at January 31, 2002 is presented below:

                           Options Outstanding                         Options Exercisable
               ______________________________________________     __________________________
     Range of                         Weighted-Average     Weighted Average                  Weighted-Average
     Exercise          Number            Remaining             Exercise          Number           Exercise
     Prices          Outstanding     Contractual Life           Price          Exercisable         Price
     __________     ___________       ______________       _______________     __________     ______________
     $     .125          50,000          4.75 yrs          $      .125             50,000     $     .125
      .35 - .39       1,250,000          3 yrs                     .36          1,250,000            .36
      .50 - .75       1,377,500          4 yrs                     .68          1,377,500            .68
    1.00 - 1.25       1,050,000          5 yrs                    1.19          1,050,000           1.19
           2.00       2,000,000          5 yrs                    2.00          2,000,000           2.00
     $     4.00       2,000,000          5 yrs              $     4.00          2,000,000     $     4.00

ULTIMATE SPORTS ENTERTAINMENT, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - RELATED PARTY TRANSACTIONS

Notes Payable to Shareholders - During the August 2001, the Company
renegotiated a $600,000 note payable to a shareholder, which was in default, along with accrued interest payable of $150,000, into a new note payable of
$750,000 at interest rates of 12% per annum. [See Note 7]

Shareholder Receivable - During the year ended January 31, 2000, the Company advanced a shareholder $40,000 at an interest rate of 5%, which was included in other assets.  At January 31, 2002 accrued interest receivable was $6,179.
In January 2002, the Company settled litigation with the shareholder wherein, the Company received 80,000 shares of common stock from the shareholder, which was recorded as treasury stock. As part of the settlement agreement, the
Company forgave the note receivable and accrued interest.

Note Payable Guarantee - A director/shareholder of the Company has personally guaranteed the payment of $435,000 in notes payable and has pledged personal holdings of 175,000 shares of Ultimate Sports common stock as collateral for
$275,000 in notes payable of the Company.  The President of the Company has personally guaranteed the payment of $160,000 in notes payable.

Related Party Advances - The Company received advances in the amount of approximately $30,000 during the year ended January 31, 2002 from a company with which the Company currently has outstanding notes payable.  The advances were arranged by a shareholder of the Company. The shareholder also advanced the Company approximately $19,000. These advances were repaid to the shareholder and non-related company at January 31, 2002. No interest was paid on the advance.

Rental agreement - The Company has verbally agreed to rent office space from a director/shareholder for $4,500 per month. For the year ended January 31,
2002, the Company expensed $38,250 in rental expense related to this agreement.

NOTE 12 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the
Company will continue as a going concern. However, the Company has incurred significant losses in recent years, has current liabilities in excess of current assets, and has a stockholders' deficit. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard Management is proposing to raise any necessary additional funds not provided by operations through loans and/or through additional sales of its common stock.  Management believes that it can improve operations, refinance debt, convert debt to equity, and reduce expenses.

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

NOTE 13 - COMMITMENTS AND CONTINGENCIES

     Litigation - The Company is involved in various litigation as part of its normal business operations.  In management's opinion, the ultimate resolution of these cases will not have a material adverse effect on the Company's financial position.

ULTIMATE SPORTS ENTERTAINMENT, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - COMMITMENTS AND CONTINGENCIES (Continued)

On May 2, 2000, a complaint was filed in the Superior Court of the State of
California, County of Los Angeles, by Joseph Yukich, Michael Walsh, and
Herbert Dogan, naming the Company, the Company's president/director, and the
Company's corporate counsel.  The complaint is titled as a shareholder derivative action.  The complaint alleges that the individual defendants, in particular the Company's President, have mismanaged the affairs of the company. The complaint was dismissed during the year ended January 31, 2002.

On May 3, 2000, a complaint was filed in the United States District Court,
Central District of California, by Joseph Yukich, naming the Company and the
Company's president.  The complaint seeks damages and injunctive relief for alleged copyright infringement in connection with certain comic books. Mr.
Yukich claims to be a one-third owner of the copyrights for the comic books in question. In January 2002, the Company settled the lawsuit with Mr. Yukich.
The settlement agreement included the Company forgiving the note receivable and accrued interest of $46,179 and the Company receiving 80,000 shares of the
Company's common stock, which was recorded as treasury stock.

Promotion agreement - In November 2001, the Company entered into an agreement with a company for promotion services. The Company has agreed to pay $5,000 per month for the twelve month term ending in November 2002. The Company also granted options to purchase 50,000 shares of common stock at $.125 per share.
The Company expensed $5,000 related to the option as promotion expense. After eight months, either party may cancel the remained of the contract upon a written 30-day notice to the other party. The Company has agreed to pay commissions from sales directly generated from the promotion company as follows: 7.5% on the first $1,000,000 and 8.5% thereafter.

Employment agreement - In January 2002, the Company entered into an employment agreement with its president. The agreement is for two years, terminating on
December 31, 2004 at a rate of $180,000 per year. The Company also agreed to grant options to purchase 3,500,000 shares of common stock which vested immediately and have varying exercise prices from $.35 to $4.00 per share. The
Company has also agreed to provide $1,000 per month for automobile expenses.

Consulting agreement - In January 2002, the Company entered into a consulting agreement a shareholder/director. The agreement is for two years, terminating on December 31, 2002 at a rate of $8,000 per month. The Company also agreed to grant options to purchase 3,500,000 shares of common stock which vested immediately and have varying exercise prices from $.35 to $4.00 per share. The
Company has also agreed to provide $1,000 per month for automobile expenses.

Sales agreements - In February 2001, the Company entered into a sales agreement to deliver 18,000 units at six dates from June 2001 through August
2002, for a total of 108,000 units. At January 31, 2002, the Company had received $28,333 in advance and is reflected on the face of the financial statements as "Customer deposits." At January 31, 2002, the Company had delivered 54,000 units.

In September 2001, the Company entered into a sales agreement to deliver
44,000 units at three dates from April 2002 through August 2002, for a total of 132,000 units. At January 32, 2002, the Company had received $36,960 in advance and is reflected on the face of the financial statements as "Customer deposits." At January 31, 2002, the Company had delivered no units.

ULTIMATE SPORTS ENTERTAINMENT, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - COMMITMENTS AND CONTINGENCIES (Continued)

Leases - In December 1998, the Company entered into a leasing agreement for computer equipment. The agreement was for $313 per month for thirty-six months, ending in December 2001. The agreement has a purchase price of 15% of the financed amount upon completion of the thirty-six months. If the Company does not make the balloon payment and does not return the equipment, the
Company shall continue making payments on a month to month basis. The Company is currently making month to month payments.

Rental agreement - The Company has verbally agreed to rent office space from a director/shareholder for $4,500 per month. For the year ended January 31,
2002, the Company expensed $38,250 in rental expense related to this agreement.

NOTE 14 - CONCENTRATIONS

     Sales - The Company sells customized comic books primarily for teams in professional sports. For the year ended January 31, 2002, the Company recorded revenue of $113,707, $84,500, $77,000, and $48,400 from sales agreements with professional sport teams, or 30%, 22%, 20%, and 13%, respectively. The Company maintains license agreements with professional sport organization for the use of their names and likeness in the comic books produced by the Company. Should the Company not maintain these license agreements, the Company's ability to generate revenue could be severely impaired.

NOTE 15 - SUBSEQUENT EVENTS

Notes payable - Subsequent to January 31, 2002, the Company obtained $139,000 additional debt financing through the issuance of notes payable with varying term.

Sales - Subsequent to January 31, 2002, the Company entered into three separate agreements with professional sports teams for the delivery of the
Company's comic books.

Options - Subsequent to the year ended January 31, 2002, the Company issued options to purchase 585,000 shares of common stock at $.07 per share to certain holders of notes payable, creditors, and consultants.

Common stock - Subsequent to January 31, 2002, the Company issued 580,000 shares of common stock at $.07 per share for services and obtaining and extended debt financing.

The Company may be obligated to issue 3,000,000 shares of common stock to cure default penalties under the terms a note payable. (See Note 7)

     ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
     ON ACCOUNTING AND FINANCIAL DISCLOSURE

     No disclosure is reportable under this item.

     PART III

     ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS,
     PROMOTERS AND CONTROL PERSONS

General

     The following table sets forth information concerning our current directors and our sole executive officer, their ages, and all offices and positions.  Directors are elected for a term of one year and until his successor is elected and qualified.  Annual meetings are to be scheduled by the Board of Directors.  Officers are elected by the Board of Directors and hold office until their successors are chosen and qualified.

     Name                         Age    Position                    Director Since
     Frederick R. Licht           35     Director, President, CEO          1999
                                         Secretary/Treasurer, & CFO
     Martin J. Burke, III         44     Director                          2002

     FREDERICK R. LICHT, has been the president and chief executive officer of
AllStar Arena, our wholly owned subsidiary, since 1999, and was employed as a consultant by the predecessor to AllStar Arena from approximately November
1996 until 1999.  From 1994 to March 1999, he was self-employed as an attorney representing professional athletes.  Mr. Licht graduated from Brandeis
University in 1989 with a bachelor of arts degree.  He received his juris doctor degree from UCLA School of Law in 1992.

     MARTIN J. BURKE, III has been self-employed as a business consultant since December 2000.  From October 1996 until December 2000 he was the chief executive officer and chairman of the board of The Credit Store, Inc., a credit card lender and public company listed on the American Stock Exchange.
Mr. Burke served as chairman of the board our parent company from April 1999 to January 14, 2000.

     ITEM 10.  EXECUTIVE COMPENSATION

General

     The following summary compensation table sets forth the aggregate executive compensation awarded to, earned by, or paid to the named executive officer for all services rendered in all capacities to our company, or any of its subsidiaries, for the years ended January 31, 2002, 2001, and 2000:

                                                                              LONG-TERM
                                ANNUAL COMPENSATION                           COMPENSATION

                                                                                           Securities
                                                                              Restricted   Under-
Name and                                                     Other Annual     Stock        lying
Principal Position(s)     Year     Salary          Bonus     Compensation     Award(s)     Options
                                     ($)            ($)          ($)            ($)           (#)

Frederick R. Licht, CEO   2002     $165,000         -0-        $23,800          -0-        3,500,000
                          2001     $120,000         -0-        $23,800          -0-          -0-
                          2000     $102,000         -0-        $21,500          -0-          -0-

     During the year ended January 31, 2001, $96,923 of the salary of Mr.
Licht was not paid, but was accrued and incorporated into the signing bonus for the employment agreement entered into in January 2002.  During the year ended January 31, 2002, none of the salary of Mr. Licht was paid.  Of this amount $159,231 was included in the signing bonus for the employment agreement entered into in January 2002, and $5,769 has been accrued for future payment as soon as our cash resources are reasonably available.  The total signing bonus to be paid to Mr. Licht pursuant to his employment agreement is
$256,154, which represents the amount of unpaid base salary for the years ended January 31, 2001 and 2002.

     The other annual compensation for Mr. Licht was not paid, but has been accrued for future payment as soon as our cash resources are reasonably available. For the year ended January 31, 2000, Mr. Licht earned a car allowance of $10,000, health insurance premiums reimbursement of approximately
$1,500, and a director's fee of $10,000.  For the years ended January 31, 2001 and 2002, he earned a car allowance of $12,000 for each year, health insurance premiums reimbursement of approximately $1,800 each year, and director's fees of $10,000 per year.  The accrued car allowance and reimbursement for health insurance premiums were provided in the employment agreement of Mr. Licht entered into in January 2002.

The following option grants table sets forth the options granted to the named executive officer for the year ended January 31, 2002:

                                        Percent of
                    Number of           Total Options/
                    Securities          SARs Granted
                    Underlying          To Employees       Exercise or
                    Options/SARs        In Fiscal          Base Price       Expiration
Name                Granted (#)         Year               ($/Sh)           Date

Frederick R. Licht     500,000          49.65%               $0.35          12/31/06
                       500,000                               $0.75          12/31/06
                       500,000                               $1.25          12/31/06
                     1,000,000                               $2.00          12/31/06
                     1,000,000                               $4.00          12/31/06
                     3,500,000

     At January 31, 2002, none of the foregoing options had been exercised and none were in the money.  All of these options were exercisable at the year-end.

Employment and Consulting Agreements

     On January 24, 2002, the board of directors approved an employment contract for our president, Frederick R. Licht.  The three year contract commenced effective January 1, 2002.  Base salary is $180,000 per year, which will accrue with interest at 5% per annum until funds are available to pay the salary.  We also agreed to pay a signing bonus of $256,154 equal to the amount of salary accrued but not paid during the years ended January 31, 2002 and
2001, which amount will also accrue with interest at 5% per annum until funds are available.  In addition, we granted to him non-statutory vested options to purchase 3,500,000 shares of common stock under our Stock Option Plan.  The exercise prices of the options is as follows:  $0.35 for the first 500,000 shares; $0.75 for the next 500,000 shares; $1.25 for the next 500,000 shares;
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

Compensation of Directors

     Directors are permitted to receive fixed fees and other compensation for their services as directors, as determined by the Board of Directors.  We have decided to pay our directors a fee of $10,000 per year for serving as a director.  This fee was paid to Mr. Martin Burke, III, during the year ended
January 31, 2000, when he served as a director;  Mr. Licht has accrued these fees for the years ended January 31, 2000, 2001 and 2002.  No directors fee was paid to or accrued by Mr. Burke for the year ended January 31, 2002.
However, Mr. Burke received compensation as a consultant as discussed above.

Stock Option Plan

     We have adopted a stock option plan, pursuant to which we are authorized to grant options to purchase up to 10,000,000 shares of our common stock to our key employees, officers, directors, consultants, and other independent advisors.  Awards under the plan will consist of both non-qualified and incentive stock options.  The plan was never approved by the shareholders, and therefore, we cannot grant incentive stock options under the plan.

     The plan is administered by the Board of Directors which will determine the persons to whom awards will be granted, the number of awards to be granted and the specific terms of each grant, including the vesting thereof, subject to the provisions of the plan.

     Persons who are eligible to participate in the plan include the following:

     -     Employees, as to both incentive and non-qualified options;
     -     Non-employee members of the Board, as to non-qualified options; and
     -     Consultants and other independent advisors, as to non-qualified options.

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

     -     Three months after cessation of services, except by reason of death, permanent disability, or misconduct;
     -     Twelve months after the optionee's death or permanent disability; and
     -     Immediately upon termination for misconduct.

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

     As of June 14 2002, we had granted a total of 7,757,500 options under the plan.  Of these 5,000 had expired or been terminated.  At June 14, 2002, we had 7,752,500 options outstanding and 2,247,500 shares available for future issuance under the plan.

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

                                  Amount and Nature
Name and Address                  of Beneficial
of Beneficial Owner               Ownership(1)               Percent of Class

Frederick R. Licht                4,438,750(2)                    31.37%
2444 Wilshire Boulevard
Suite 414
Santa Monica, CA 90403

Martin J. Burke, III              4,275,750(3)                    30.22%
9595 Wilshire Blvd.
Suite 700
Beverly Hills, CA 90212

Executive Officers and
Directors as a Group
(2 Persons)                       8,714,500                       49.37%

Michael Lauer                     2,750,000(4)                    25.82%
The Orbiter Fund Ltd.
475 Steamboat Road
Greenwich, CT 06830
______________

     (1) Unless otherwise indicated, this column reflects amounts as to which the beneficial owner has sole voting power and sole investment power.

     (2) Mr. Licht holds options to purchase 3,500,000 shares, all of which are presently exercisable.  The shares underlying these options are included in the table and are considered to be outstanding for purposes of computing the percentage interest held by Mr. Licht.

     (3) Mr. Burke holds options to purchase 3,500,000 shares, all of which are presently exercisable.  The shares underlying these options are included in the table and are considered to be outstanding for purposes of computing the percentage interest held by Mr. Burke.

     (4) All of these shares are held directly in the name of The Orbiter
Fund.  Mr. Lauer is the  investment manager of The Orbiter Fund and controls the voting and disposition of these shares by virtue of being the investment manager for this entity.  He is deemed to share beneficial ownership of these shares with The Orbiter Fund.

     ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     On October 20, 1999, we borrowed $600,000 from The Orbiter Fund Ltd., an entity controlled by Michael Lauer, one of our 5% shareholders.  On or about
August 13, 2001, we entered into a debt restructuring agreement with the
Orbiter Fund.  In connection with restructuring the loan, we issued 2,500,000 shares to The Orbiter Fund Ltd.  We also granted demand and piggyback registration rights for the shares.  In this restructuring transaction we cancelled the original promissory note and issued a new one dated August 13,
2001, for $750,000, reflecting the original $600,000 owed and approximately
$150,000 of accrued interest at July 31, 2001.  The maturity date of the note is August 31, 2002, and it bears interest at 12% per annum.  Interest on the note is payable in three equal installments of $50,000 each, with installment interest payments due on or before December 1, 2001, March 1, 2002, and June
1, 2002, and the balance of interest due upon maturity of the note.  In addition, if at any time prior to maturity, we should raise equity financing of between $300,000 and $500,000, we are obligated to allocate 25% of the gross cash proceeds to repayment of the loan.  And if at any time prior to maturity, we should raise equity financing in excess of $500,000, we are obligated to allocate 50% of the gross cash proceeds to repayment of the loan.
We have also agreed that if we fail to make the scheduled interest payments, and the lender declares a default, we can issue 1,000,000 additional shares to
The Orbiter Fund to cure the default, which shares would be included as shares we have agreed to register.  We are in breach of the obligation to pay the three installments of interest, but we have not received notice that the lender has declared the note to be in default.

     The payment of several of our outstanding promissory notes has been personally guaranteed by Mr. Burke, one of our directors and a 5% shareholder, and, in some instances, Mr. Licht, our president, a director, and a 5%
shareholder.  Mr. Burke and Mr. Licht have jointly guaranteed repayment of all of the promissory notes payable to JLB Equities in the aggregate principal amount of  $160,000.  In addition, Mr. Burke has guaranteed repayment of the promissory note dated December 29, 2000, payable to the Seewack Family Trust in the principal amount of $25,000; the promissory note dated July 15, 2001, payable to John Gerard in the principal amount of $200,000; and the promissory note dated November 21, 2000, payable to David Rosenberg in the principal amount of $25,000.  In addition, Mr. Burke has personally guaranteed the payment of fees and costs of our legal counsel, which at June 3, 2002, were
$43,901.

     Mr. Burke has pledged an aggregate of 150,000 of his shares as collateral for several outstanding promissory notes issued by our company.  He pledged
25,000 shares as collateral for the promissory note dated December 29, 2000, payable to the Seewack Family Trust in the principal amount of $25,000;
100,000 shares as collateral for the promissory note dated July 15, 2001, payable to John Gerard in the principal amount of $200,000; and 25,000 shares as collateral for the promissory note dated November 21, 2000, payable to
David Rosenberg in the principal amount of $25,000.  In addition, on April 30,
2001, he pledged 710,750 of his shares to Robert Deutschman for a personal loan of $240,000, which is evidenced by a demand promissory note.

In April 2001 we borrowed $35,000 from Mr. Burke and issued to him a promissory note dated April 27, 2001, for $35,000, with interest at 20% per annum. Interest at the rate of 1% in excess of the prime commercial loan rate from time to time announced by the Chase Manhattan Bank is payable monthly commencing one month from the date of the note, and principal and unpaid interest on the note were originally due on July 25, 2001.  In July 2001 we renegotiated the due date of this loan.  Mr. Burke extended the due date until
February 28, 2003, and we issued 25,000 shares to Mr. Burke as consideration for extending the due date.

     On or about June 27, 2000, we borrowed $25,000 from Unifund Corporation, a company controlled by David Rosenberg, and we issued a promissory note of such date to Mr. Rosenberg for such amount.  The original maturity date of
June 20, 2001, was subsequently extended by the holder to December 31, 2001.
In March 2002, Unifund and Mr. Rosenberg sold the note to Mr. Burke for cancellation of a debt owed by Unifund to Mr. Burke.  In March 2002 we renegotiated the due date of the note.  Mr. Burke extended the due date until
December 20, 2002, and we issued 40,000 shares to Mr. Burke as consideration for extending the due date.

     In December 2001 we borrowed $35,000 from Pioneer Pacific Limited, a company controlled by the father of Mr. Burke.  We issued a promissory note dated
December 27, 2001, to this entity in the principal amount of $35,000.  The
note is payable upon demand.   A fee of 20% of the note is also due upon
demand.

     On May 1, 2002, we borrowed $10,000 from the father of Mr. Licht.  No promissory note has been issued.  However, the loan is payable upon demand.
We also granted him options to purchase 10,000 shares at an exercise price of
$0.07 per share.  The options are immediately exercisable and expire June 1,
2005.

     We pay one-half of the rent for a New York City apartment/office.  Mr.
Burke pays the other half of the rent.  He uses the space approximately fifteen days per month.  Our portion of the monthly rent is $4,500 per month.
The space is also used by Mr. Licht when he is in New York on business for us.

     ITEM 13.  EXHIBITS, LIST AND REPORTS ON FORM 8-K

     (a)(1)     Financial Statements.  The following financial statements are included in this report:
                                                                                          Page
Report of Auditor dated May 20, 2002                                                       F-1
Consolidated Balance Sheet as of January 31, 2002                                          F-2
Consolidated Statements of Operations for years ended
     January 31, 2002 and 2001                                                             F-3
Consolidated Statement of Stockholders' (Deficit) for the years ended
     January 31, 2002 and 2001                                                             F-4
Consolidated Statements of Cash Flows for the years ended
     January 31, 2002 and 2001                                                             F-5
Notes to Consolidated Financial Statements                                                 F-7

     (a)(2)     Exhibits.  The following exhibits are included as part of this report:

Exhibit No.     Description of Exhibit                                                    Location

     2.1          Reorganization Agreement with AllStar Arena dated
                    March 30, 1999, as amended April 2, 1999                               (1)
     3.1          Articles of Incorporation, as amended                                    (1)
     3.2          By-Laws of the Company currently in
                    effect                                                                 (1)
     4.1          Form of certificate evidencing shares of Common
                    Stock                                                                  (1)
     10.1         MLB Properties License Agreement (Confidential treatment
                    has been requested for a portion of this exhibit)                      (1)
     10.2         Form of NFL Properties License, as amended (Confidential
                    treatment has been requested for a portion of this exhibit)            (2)
     10.3         Form of NFL Quarterback Club License, as amended
                    (Confidential treatment has been requested for a portion of
                    this exhibit)                                                          (2)
     10.4          Diamond Comic Distribution Agreement                                    (1)
     10.5          Madison Leasing Agreement                                               (1)
     10.6          2000 Stock Option Plan, as amended                                      Attached
     10.7          Promissory Note dated March 10, 2000, for $75,000 to
                    J.L.B. Equities, with personal guarantees of Mr. Burke
                    and Mr. Licht                                                          (3)
     10.8          Promissory Note dated April 5, 2000, for $35,000 to
                    J.L.B. Equities, with personal guarantees of Mr. Burke
                    and Mr. Licht                                                          (3)
     10.9          Promissory Note dated April 13, 2000, for $25,000 to
                    J.L.B. Equities, with personal guarantees of Mr. Burke
                    and Mr. Licht                                                          (3)
     10.10         Promissory Note dated May 17, 2000, for $$25,000 to
                    J.L.B. Equities, with personal guarantees of Mr. Burke
                    and Mr. Licht                                                          (3)
     10.11         Promissory Note dated June 27, 2000, for $25,000 to
                    David Rosenberg with personal guarantee of Mr. Burke                   (3)
     10.12         Promissory Note dated August 9, 2000, to John
                    Gerard                                                                 (3)
     10.13         Renewed MLB Players Association License Agreement
                    (Confidential treatment has been requested for a portion
                    of this exhibit)                                                       (7)
     10.14         Promissory Note dated November 21, 2000, for $25,000
                    to David Rosenberg with personal guarantee and stock
                    pledge by Martin Burke                                                 (4)
     10.15         Promissory Note dated December 29, 2000, for $25,000
                    to Seewack Family Trust with personal guarantee and stock
                    pledge by Martin Burke                                                 (4)
     10.16         Convertible Promissory Note dated July 15, 2001, with
                    Addendum dated July 25, 2001, for $200,000 to John Gerard,
                    with personal guarantee and stock pledge by Martin Burke               (5)
     10.17         Debt Restructuring Agreement with The Orbiter Fund Ltd.
                    dated August 13, 2001, effective July 31, 2001, including
                    a description of registration rights                                   (5)
     10.18         Promissory Note dated August 13, 2001, for $750,000
                    to The Orbiter Fund                                                    Attached
     10.19         Employment Agreement dated January 24, 2002, with Mr. Licht             (6)
     10.20          Consulting Agreement dated January 24, 2002, with Mr. Burke            (6)
     10.21         Promissory Note dated April 27, 2001, for $35,000 to Mr. Burke          (6)
     10.22         Promissory Note Restructuring Agreement dated April 8,
                    2002, with Unified Corporation and David Rosenberg
                    assigning Mr. Rosenberg's note dated June 27, 2000, to Mr. Burke       Attached
     10.23         Promissory Note dated December 27, 2001, for $35,000 to
                    Pioneer Pacific Limited                                                Attached
     10.24         Marketing Consulting Agreement dated November 16,
                    2001, with Promotion Connections, Inc.                                 Attached
     21.1          List of Subsidiaries                                                    (1)

     (1) Filed with the Securities and Exchange Commission on February 15,
2000, as an exhibit with the original filing of the registration statement of the Company on Form SB-2 (SEC File No. 333-30520).

     (2) Filed with the Securities and Exchange Commission on December 12,
2000, as an exhibit with the fifth amended filing of the registration statement of the Company on Form SB-2 (SEC File No. 333-30520).

     (3) Filed with the Securities and Exchange Commission on September 19,
2000, as an exhibit with the second amended filing of the registration statement of the Company on Form SB-2 (SEC File No. 333-30520).

     (4) Filed with the Securities and Exchange Commission on June 21, 2001,
as an exhibit with the quarterly report on Form 10-QSB for the quarter ended
April 30, 2001 (SEC File No.333-30520).

     (5) Filed with the Securities and Exchange Commission on October 17,
2001, as an exhibit with the quarterly report on Form 10-QSB for the quarter ended July 31, 2001 (SEC File No.333-30520).

     (6) Filed with the Securities and Exchange Commission on January 25,
2002, as an exhibit with the quarterly report on Form 10-QSB for the quarter ended October 31, 2001 (SEC File No.333-30520).

     (7) Filed with the Securities and Exchange Commission on May 17, 2001, as
an exhibit with the annual report on Form 10-KSB for the year ended January
31, 2001 (SEC File No.333-30520).

     (b)  Reports on Form 8-K: No current reports on Form 8-K were filed during the fourth quarter ended January 31, 2002.

     SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            Ultimate Sports Entertainment, Inc.

Date: June 18, 2002     By _________________________________
                            /s/ Frederick R. Licht
                                Frederick R. Licht, President and Chief
                                Executive Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacitates and on the dates indicated.

Date: June 18, 2002
___________________________________
/S/ Frederick R. Licht
    Frederick R. Licht, Director

Date:  June 18, 2002
____________________________________
/s/ Martin J. Burke
    Martin J. Burke, III, Director

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH
REPORTS FILED PURSUANT TO SECTION 15(d) OF THE
EXECHANGE ACT BY NON-REPORTING ISSUERS

No annual report was sent to security holders covering the registrant's last fiscal year.