Form 10QSB
period 2002-04-30
ULTIMATE SPORTS ENTERTAINMENT INC
filed 2002-07-29
CIK 1101888

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                                FORM 10-QSB


(Mark One)
     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

     For the quarter ended April 30, 2002

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

State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: At July 16, 2002, there were 10,650,000 shares of the Registrant's Common Stock outstanding.

                                  PART I
                           FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

          ULTIMATE SPORTS ENTERTAINMENT, INC. AND SUBSIDIARY
            UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET

                              ASSETS

                                                         April 30,
                                                           2002
                                                        -----------
CURRENT ASSETS:
  Cash                                                  $     7,111
  Accounts receivable, net of allowance of
    doubtful accounts                                         1,564
  Inventory, net                                             19,517
                                                         ----------
     Total Current Assets                                    28,192
                                                         ----------
PROPERTY & EQUIPMENT, net                                     9,981
                                                         ----------
OTHER ASSETS:
  License agreements, net                                    51,832
  Deposits                                                    1,050
                                                         ----------
     Total Other Assets                                      52,882
                                                         ----------
                                                        $    91,055
                                                         ==========

          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable                                      $   471,685
  Accounts payable - related party                          192,016
  Accrued liabilities                                     1,055,796
  Notes payable - related party                             805,139
  Notes payable                                             544,000
  Customer deposits                                         101,094
                                                         ----------
     Total Current Liabilities                            3,169,730
                                                         ----------

STOCKHOLDERS' EQUITY (DEFICIT):
  Common stock, $.001 par value,
    50,000,000 shares authorized, 10,070,000
    shares issued and outstanding                            10,070
  Capital in excess of par value                          1,696,466
  Retained deficit                                       (4,739,032)
                                                         ----------
                                                         (3,032,496)
                                                         ----------
  Less:  80,000 shares of treasury stock, at cost           (46,179)
                                                         ----------
     Total Stockholders' Equity (Deficit)                (3,078,675)
                                                         ----------
                                                        $    91,055
                                                         ==========

The accompanying notes are an integral part of this unaudited condensed consolidated financial statement.

          ULTIMATE SPORTS ENTERTAINMENT, INC. AND SUBSIDIARY
       UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                  For the Three
                                                  Months Ended
                                                   April 30,
                                            -------------------------
                                               2002           2001
                                            ----------     ----------
SALES, net of returns and allowances        $   47,326     $   51,029

COST OF GOODS SOLD                              22,522         56,812
                                             ---------      ---------
GROSS PROFIT                                    24,804         (5,783)
                                             ---------      ---------
OPERATING EXPENSES:
   General and administrative                  151,946        188,838
                                             ---------      ---------
LOSS FROM OPERATIONS                          (127,142)      (194,621)
                                             ---------      ---------
OTHER INCOME (EXPENSE):
   Other income                                    -              552
   Other expense                              (484,219)       (37,078)
                                             ---------      ---------
     Total Other Income (Expense)             (484,219)       (36,526)
                                             ---------      ---------
LOSS BEFORE INCOME TAXES                      (611,361)      (231,147)
                                             ---------      ---------
CURRENT TAX EXPENSE                                -              -

DEFERRED TAX EXPENSE                               -              -
                                             ---------      ---------
NET LOSS                                    $ (611,361)    $ (231,147)
                                             =========      =========

LOSS PER COMMON SHARE                       $     (.06)    $     (.01)

The accompanying notes are an integral part of this unaudited condensed consolidated financial statement.

                  ULTIMATE SPORTS ENTERTAINMENT, INC. AND SUBSIDIARY
               UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   For the Three
                                                                   Months Ended
                                                                     April 30,
                                                            --------------------------
                                                               2002           2001
                                                            -----------    -----------
Cash Flows from Operating Activities:
  Net loss                                                  $ (611,361)    $ (231,147)
  Adjustments to reconcile net loss to net cash used by
   operating activities:
     Depreciation and amortization expense                      28,339         35,442
     Non-cash expense                                          430,000            -
     Allowance for doubtful accounts                               -            6,104
     Change in assets and liabilities:
       (Increase) in accounts receivable                          (592)       (14,099)
       (Increase) in inventory                                  (8,642)        (8,260)
       (Increase) in accrued interest receivable                   -             (552)
       Increase (decrease) in accounts payable                 (62,185)        65,511
       Increase in accounts payable - related party              5,765            -
       Increase in accrued expenses                             92,891         28,714
       Increase in customer deposits                            35,801         82,426
                                                             ---------      ---------
          Net Cash (Used) by Operating Activities              (89,984)       (35,861)
                                                             ---------      ---------
Cash Flows from Investing Activities:
   Payments on license agreements                               (5,000)        (5,000)
                                                             ---------      ---------
          Net Cash (Used) by Investing Activities               (5,000)        (5,000)
                                                             ---------      ---------
Cash Flows from Financing Activities:
   Increase in bank overdraft                                  (11,756)        14,131
   Proceeds from notes payable                                 140,000            -
   Payments on notes payable                                    (6,000)           -
   Proceeds from notes payable - related party                     -           30,000
   Payments on notes payable - related party                   (20,149)           -
   Payments on long-term obligation                                -           (3,270)
                                                             ---------      ---------
          Net Cash Provided by Financing Activities            102,095         40,861
                                                             ---------      ---------
Net Increase in Cash                                             7,111            -

Cash at Beginning of Period                                        -              -
                                                             ---------      ---------
Cash at End of Period                                       $    7,111     $      -
                                                             =========      =========

                                      [Continued]

              ULTIMATE SPORTS ENTERTAINMENT, INC. AND SUBSIDIARY
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 [Continued]

                                                        For the Three
                                                        Months Ended
                                                          April 30,
                                                     -------------------
                                                       2002       2001
                                                     --------   --------
Supplemental Disclosures of Cash Flow Information:

     Cash paid during the periods for:
          Interest                                   $  3,334   $  5,556
          Income taxes                               $    -     $    -


Supplemental Schedule of Non-cash Investing and Financing Activities:

     For the three months ended April 30, 2002:

          The Company recorded $430,000 of estimated default penalties associated with notes payable at April 30, 2002.

          A shareholder/director of the Company was assigned a $25,000 note payable by the previous holder of a note.

     For the three months ended April 30, 2001:

          None



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

     Unaudited Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at April 30, 2002 and for all the periods presented have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's January 31, 2002 audited financial statements. The results of operations for the periods ended April 30, 2002 and 2001 are not necessarily indicative of the operating results for the full year.

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

     Recently Enacted Accounting Standards - Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", SFAS No. 142, "Goodwill and Other Intangible Assets", SFAS No. 143, "Accounting for Asset Retirement Obligations", SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", and SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections", were recently issued. SFAS No. 141, 143, 144 and 145 have no current applicability to the Company or their effect on the financial statements would not have been significant. SFAS NO. 142 has been adopted by the Company in January 2002.

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

     Restatement - The financial statements for periods prior to April 30, 2002 have been restated to be consistent with the headings and classifications used in the April 30, 2002 financial statements.

              ULTIMATE SPORTS ENTERTAINMENT, INC. AND SUBSIDIARY
        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - PROPERTY AND EQUIPMENT

     The following is a summary of property and equipment - at cost, less accumulated depreciation and amortization as of April 30, 2002:

                                                    2002
                                                  ---------
          Office equipment                        $  24,113
                                                   --------
                                                     24,113
               Less:  accumulated depreciation      (14,132)
                                                   --------
                                                  $   9,981
                                                   ========

     Depreciation and amortization expense for the periods ended April 30, 2002 and 2001 amounted to $1,132 and $1,132.

NOTE 3 - LICENSE AGREEMENTS

     The Company has entered into four license agreements in total, Major League Baseball Properties (MLBP), Major League Baseball Players Association (MLBPA), National Football League Properties (NFL), and the National Football League Quarterback Club (NFLQC), for the use of their names and likeness in the comic books produced by the Company. The following is a summary at April 30, 2002:

                                                     2002
                                                  ----------
          License agreements                     $   105,496
               Less accumulated amortization         (54,114)
                                                  ----------
               Total                             $    51,832
                                                  ==========

     The license agreement with NHLPA expired in June 2001 and was not renewed. The Company has also agreed with MLBP to place an ad with "Little League Magazine" each year, which is not to exceed $45,000 in cost.

     The license agreements have expiration dates ranging from August 2002 through December 2002.

     Amortization expense for the three months ended April 30, 2002 and 2001, was $27,207 and $34,310, respectively.

              ULTIMATE SPORTS ENTERTAINMENT, INC. AND SUBSIDIARY
        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - INVENTORY

     Inventory consists of the following at April 30, 2002:

                                                       2002
                                                    ----------
          Finished goods                            $  127,504
          Books in development                          13,142
          Less allowance for slow moving inventory    (121,129)
                                                     ---------
               Total inventory, net                 $   19,517
                                                     =========

NOTE 5 - ACCRUED LIABILITIES

     The Company had accrued liabilities as follows at April 30, 2002:

                                                     2002
                                                  -----------
          Unpaid compensation                     $   316,154
          Payroll taxes                                53,757
          Accrued interest                            185,885
          Accrued note payable default penalty        500,000
                                                   ----------
               Total accrued expenses             $ 1,055,796
                                                   ==========

NOTE 6 - NOTES PAYABLE

     The following is a summary of notes payable to unrelated parties as of April 30, 2002:
                                                                          2002
                                                                         ------
     20% unsecured convertible demand notes payable originally due
     June 20, 2001 extended until January 20, 2002 for the right to convert to stock at $.25 per share, the conversion feature was subsequently cancelled and the note extended to February 28, 2003 through the issuance of options to purchase 425,000 shares.  The notes are personally guaranteed by the Company's president and a
     director/shareholder.                                             $ 160,000

     20% unsecured demand notes payable due June 20, 2001.  These notes were extended until January 15, 2002.  Subsequently extended to November 20, 2002 through the issuance of 60,000 common shares.  The note is personally guaranteed by a director/
     shareholder who has pledged 50,000 shares of the Company
     he personally owns as collateral on the note.                        25,000

     20% unsecured demand note payable due June 20, 2001.  The note was extended until January 15, 2002.  Subsequently extended to
     December 20, 2002, through the issuance of 40,000 common shares.
     The note is personally guaranteed by a director/shareholder who has pledged 25,000 shares of the Company he personally owns as
     collateral on the note.                                              25,000

              ULTIMATE SPORTS ENTERTAINMENT, INC. AND SUBSIDIARY
        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - NOTES PAYABLE [Continued]

     20% unsecured demand note for $100,000 to an un-related party originally due June 20, 2001.  The note was renegotiated in July
     2001, wherein the Company received an additional $100,000, made the note convertible into common stock at $.25 per share, and made the note due July 15, 2002.  The note is personally
     guaranteed by a director/shareholder who has pledged 100,000 shares of the Company he personally owns as collateral on the
     note.                                                               200,000

     20% unsecured demand note for $25,000 to an un-related party due
     upon demand.                                                         25,000

     20% unsecured demand note for $9,000 to an un-related party due
     upon demand.                                                          9,000

     20% unsecured demand note for $100,000 to an un-related party
     originally due upon demand.                                         100,000
                                                                        --------
          Total                                                        $ 544,000
                                                                        ========

     For the three months ended April 30, 2002, the Company recorded interest expense for these notes payable in the amount of $25,858. At April 30, 2002, $114,291 of the accrued interest balance were related to these notes.

NOTE 7 - NOTES PAYABLE - RELATED PARTIES

     The following is a summary of notes payable to related parties as of
     April 30, 2002:
                                                                         2002
                                                                        ------
     20% unsecured note to a shareholder/director due October 25,
     2001.  Subsequently extended to February 28, 2003 through the
     issuance of 25,000 common shares.                                $  50,000

     20% unsecured convertible demand note to an individual related to a shareholder/director.  Convertible at $.20 per share the conversion feature was subsequently cancelled through the
     issuance of options to purchase 10,000 common shares.                5,139

     12% unsecured note to a shareholder due August 31, 2002
     (See below).                                                       750,000
                                                                       --------
                                                                        805,139
                                               Less current portion:   (805,139)
                                                                       --------
                                               Long-term portion:     $     -
                                                                       ========

     For the three months ended April 30, 2002, the Company has expensed $24,182 in interest expense.

              ULTIMATE SPORTS ENTERTAINMENT, INC. AND SUBSIDIARY
        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - NOTES PAYABLE - RELATED PARTIES [Continued]

     In August 2001, the Company refinanced a $600,000 note payable and related accrued interest of $150,000 through the issuance of a $750,000 12% note payable. The Company also issued 2,500,000 shares of common stock, valued at $.21 per share, to settle $525,000 in default penalties. The 12% note payable matures August 31, 2002. The note calls for balloon interest payments of $50,000 on or before December
     1, 2001, March 1, 2002, and June 1, 2002. The Company has agreed to issue 1,000,000 shares of common stock to the note holder as a penalty If the Company does not make the scheduled interest payments within thirty days of receiving written notice of default. The Company did not make the December 1, 2001 payment, and accordingly, accrued potential default penalties of $500,000 at April 30, 2002, for 2,000,000 shares of common stock to be issued at $.25 per share. At April 30, 2002, the Company has accrued interest payable of $64,171 on this note.

     During April 2001, the Company issued a $35,000 20% unsecured note payable to a shareholder/director of the Company. The note and related accrued interest is due October 25, 2001. The shareholder/director was also assigned a $25,000 note payable from the Company by the previous holder of the note during the three months ended April 30, 2002. At April 30, 2002, the Company owed a total of $50,000 on the notes payable and accrued interest payable of $6,831.

     During December 2001, the Company issued a $35,000 20% unsecured note payable to a relative of a shareholder/director of the Company. The note and related accrued interest is due upon demand. At April 30, 2002, the Company owed a balance of $5,139,on the note and accrued interest payable of $93.

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

     The Company has available at April 30, 2002, unused operating loss carryforwards of approximately $4,700,000 which may be applied against future taxable income and which expire in various years from 2010 through 2022. The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance equal to the amount of the loss carryforwards, therefore, no deferred tax asset has been recognized for the loss carryforwards.
     The net deferred tax asset is approximately $1,880,000 as of April 30, 2002, with an offsetting valuation allowance at year end of the same amount resulting in a change in the valuation allowance of approximately $252,000 and $80,000 during the period ended April 30, 2002.

              ULTIMATE SPORTS ENTERTAINMENT, INC. AND SUBSIDIARY
        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - LOSS PER SHARE

     The following data show the amounts used in computing loss per share and the effect on income and the weighted average number of shares of potential dilutive common stock for the periods ended April 30, 2002 and 2001:

                                                 For the Three Months Ended
                                                         April 30,
                                                ----------------------------
                                                    2002           2001
                                                -------------  -------------
     Loss from continuing operations available
       to common stockholders (numerator)       $   (611,361)  $   (231,147)
                                                 -----------    -----------
     Weighted average number of common
       shares outstanding used in basic
       earnings per share (denominator)           10,070,000      7,470,000
                                                 -----------    -----------
     Weighted number of common shares
       and potential dilutive common shares
       outstanding used in dilutive earnings
       per share (denominator)                        N/A            N/A
                                                 -----------    -----------

     Dilutive loss per share was not presented, as the affect is anti-dilutive.

     The Company had at April 30, 2002 and 2001 warrants and options to purchase 7,727,500 and 1,017,500 shares of common stock, respectively, at prices ranging from $.125 to $2.00 per share, that were not included in the computation of diluted earnings per share because their effect was anti-dilutive.

     The Company had convertible notes payable of $375,288 which may be converted into 1,516,440 shares of common stock at prices ranging from $.20 to $.25 per share. The conversion feature of $215,288 of the notes payables were cancelled subsequent to period ended April 30, 2002 through the issuance of 435,000 stock options.

     Subsequent to the period ended April 30, 2002, the Company issued options to purchase 585,000 shares of common stock at $.07 per share to certain holders of notes payable, creditors, and consultants. The Company issued 580,000 shares of common stock at $.07 per share for services and obtaining and extended debt financing.

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

     Common Stock - The Company has authorized 50,000,000 shares of common stock at $.001 par value. At April 30, 2002, the Company had 10,070,000 shares issued and outstanding.

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

     At April 30 2002 and 2001, total options available to be granted under the Plan amounted to 2,272,500 and 322,500, respectively.

     A summary of the status of the options outstanding under the Company's stock option plans and employment agreements at April 30, 2002 is presented below:

                            Options Outstanding                     Options Exercisable
              -----------------------------------------------  -----------------------------
  Range of                 Weighted-Average  Weighted-Average               Weighted-Average
  Exercise      Number        Remaining          Exercise        Number         Exercise
   Prices     Outstanding  Contractual Life       Price        Exercisable       Price
------------  -----------  ----------------  ----------------  -----------  ----------------
$       .125      50,000       4.75 yrs          $   .125          50,000       $   .125
  .35 -  .39   1,250,000          3 yrs              .36        1,250,000           .36
  .50 -  .75   1,377,500          4 yrs              .68        1,377,500           .68
 1.00 - 1.25   1,050,000          5 yrs             1.19        1,050,000          1.19
        2.00   2,000,000          5 yrs             2.00        2,000,000          2.00
$       4.00   2,000,000          5 yrs          $  4.00        2,000,000       $  4.00
               ---------                                        ---------
               7,727,500                                        7,727,500

              ULTIMATE SPORTS ENTERTAINMENT, INC. AND SUBSIDIARY
        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - CAPITAL STOCK [Continued]

     Treasury Stock - On May 3, 2000, a complaint was filed in the United States District Court, Central District of California, by Joseph Yukich, naming the Company and the Company's president. The complaint seeks damages and injunctive relief for alleged copyright infringement in connection with certain comic books. Mr. Yukich claims to be a one-third owner of the copyrights for the comic books in question. In January 2002, the Company settled the lawsuit with Mr. Yukich. The settlement agreement included the Company forgiving the note receivable and accrued interest of $46,179 and the Company receiving 80,000 shares of the Company's common stock, which is recorded as treasury stock.

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

     Rental agreement - The Company has verbally agreed to rent office space from a director/shareholder for $4,500 per month. For the three months ended April 30, 2002, the Company expensed $13,500 in rental expense related to this agreement.

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

     Sales agreements - The Company had entered into several sales agreements to deliver promotional units at various dates from June 2001 through August 2002. At April 30, 2002, the Company had received $101,094 in advance payments from four professional baseball teams and which is reflected on the face of the financial statements as "Customer deposits."

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

     Rental agreement - The Company has verbally agreed to rent office space from a director/shareholder for $4,500 per month. For the three months ended April 30, 2002, the Company expensed $13,500 in rental expense related to this agreement.

              ULTIMATE SPORTS ENTERTAINMENT, INC. AND SUBSIDIARY
        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 - CONCENTRATIONS

     Sales - The Company sells customized comic books primarily for teams in professional sports. For the three months ended April 30, 2002, the Company recorded revenue of $46,200 from a sales agreement with a professional sport team, which was approximately 97.6% of sales. The Company maintains license agreements with professional sport organizations for the use of their names and likeness in the comic books produced by the Company. Should the Company not maintain these license agreements, the Company's ability to generate revenue could be severely impaired.

NOTE 15 -  SUBSEQUENT EVENTS

     Options - Subsequent to the period ended April 30, 2002, the Company issued options to purchase 585,000 shares of common stock at $.07 per share to certain holders of notes payable, creditors, and consultants.

     Common stock - Subsequent to April 30, 2002, the Company issued 580,000 shares of common stock at $.07 per share for services and obtaining and extended debt financing.

     The Company may be obligated to issue 3,000,000 shares of common stock to cure default penalties under the terms a note payable. (See Note 7)

    ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     We experienced a net loss of $611,361 for the quarter ended April 30, 2002, compared to a net loss of $231,147 for the comparative quarter ended April 30, 2001. This increase in net loss resulted from increased expenses for interest, loan extension fees, and default penalties of $484,219. Most of the charges were non-cash expenses. Without these expenses, we recorded a loss from operations of $127,142 for the quarter ended April 30, 2002, as opposed to a loss from operations of $194,621 for the quarter ended April 30, 2001. This represents an approximate 33% decrease in the loss from operations in the comparative quarters. Although sales dipped slightly to $47,326 in the quarter ended April 30, 2002, from $51,029 for the quarter ended April 30, 2001, keeping in mind that our first fiscal quarter is seasonally slow, we experienced a gross profit of $24,522 for the quarter ended April 30, 2002, as opposed to gross loss of $5,783 for the comparative quarter ended April 30, 2001. This represents our first recorded gross profit within the first fiscal quarter since becoming ULSP. We reduced costs of goods by approximately 55% in the quarter ended April 30, 2002 , which allowed the gross margin between sales and cost of goods sold to be approximately 55% for the quarter ended April 30, 2002, as opposed to a loss in gross margin for the quarter ended April 30, 2001.

     We also had significant reductions in operating expenses. For the quarter ended April 30, 2002, operating expenses were $151,946 as opposed to $188,838 for the quarter ended April 30, 2001.

     In the quarter ended April 30, 2002, we were advanced three loans totaling $140,000. The most significant loan totaling $100,000 is due in October of 2002. The two additional loans, for a total of $40,000, are due upon demand and the lenders have both called their respective notes. One of the loans has been paid down $6,000.

Inventory and Accounts Receivable

     As stated in our 10-KSB for the year ended January 31, 2002, we took a non-cash charge in cost of goods of $121,129. As previously stated, this was due to a write down of inventory no longer salable. We had no significant receivables for the quarter ended April 30, 2002.

Liquidity and Capital Resources

     We maintain a net inventory of $19,517 for the quarter ended April 30, 2002. We collect deposits for promotions throughout the year. We record sales once the event has occurred. During the quarter ended April 30, 2002, we received deposits from teams as partial payment towards future promotions that are not reflected in the financial statements. We continue to lack liquidity. We have been unsuccessful in raising significant capital. We continue to benefit from lenders, vendors, and consultants extending credit or services for equity in our company. We are still actively pursuing additional financing, which in an optimal scenario would come from a strategic source.

     We have expanded our promotional business plan beyond the in-stadium events. As stated in our 10-KSB for the year ended January 31, 2002, we completed our first out of stadium promotion with a baseball team sponsor. We are continuing to expand our out of stadium business with retail promotional products and events. This type of promotion allows us wider distribution along with greater profitability.

FORWARD LOOKING STATEMENTS:

     This report contains statements that plan for or anticipate the future. Forward-looking statements include statements about the future of the comic book or super action hero industry, statements about our future business plans and strategies, and most other statements that are not historical in nature. In this report forward-looking statements are generally identified by the words "anticipate," "plan," "believe," "expect," "estimate," and the like. Although we believe that any forward-looking statements we make in this report are reasonable, because forward-looking statements involve future risks and uncertainties, there are factors that could cause actual results to differ materially from those expressed or implied. For example, a few of the uncertainties that could affect the accuracy of forward-looking statements, besides the specific factors identified in the other sections of this report, include the following:

     *    protracted league labor negotiations, strikes, or lock-outs;
     * reduction in attendance at sporting events because of perceived or actual terrorist attacks;
     *    changes in our business strategies; and
     * a decline in consumer interest in professional sports and/or athletes.

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

                                  PART II
                             OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

     In October 2000 a complaint was filed against us by Quebecor Printing Canada, our prior printing company, for past due accounts in the approximate amount of $49,678. The complaint was filed in the Los Angeles County Superior Court (Case No. SC063453). In approximately November 2000 the plaintiff obtained a judgment against us for the full amount, plus costs. We previously reported that we had paid approximately $30,000 of this amount. This amount was incorrect. The actual amount paid on this judgment through July 15, 2002, was approximately $25,301.

     We have a significant number of accounts payable to several of our venders and persons who have loaned operating funds to us. Most, if not all, of these have threatened litigation if we are unable to make arrangements for payment of these past due amounts. To our knowledge, none of these persons has instituted legal proceedings against us as of the filing date of this report. We are attempting to make arrangements for installment or delayed payments of the amounts due, but there is no assurance that we can successfully negotiate delays in payments. It is unlikely that we would have a valid defense against such actions, and the enforcement of any judgments obtained by such persons to collect these debts could have a material detrimental effect on our business.

     John Gerard loaned $200,000 to us for operating capital, repayment of which was due on or before July 15, 2002. We were unable to repay any of this amount on the due date. He also loaned $25,000 to us which was due on demand. He has made demand for such repayment of these funds. He has notified us in writing that he will not renew these debts and that if they are not paid by the maturity date, he will request his attorney to immediately proceed with all necessary legal action against us and the guarantors. The promissory note for $200,000 was guaranteed by Mr. Burke, one of our directors. To our knowledge, Mr. Gerard has not instituted legal proceedings against us as of the filing date of this report. It is unlikely that we would have a valid defense against any action by Mr. Gerard to collect the debts, and the enforcement of any judgment obtained by Mr. Gerard could have a material detrimental effect on our business.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

     At April 30, 2002, we were delinquent in the payment of interest and/or principal on each of the promissory notes set forth below. Each of the notes bears interest at 20% per annum. A portion of the interest is payable monthly commencing one month from the date of the note. No principal payments have been made on any note. The following table sets forth for each promissory note the amount of principal and interest accrued or due as of July 18, 2002, the approximate date of filing of this report:

                          Date       Due Date     Principal       Interest
Name                     of Note     of Loan       Amount         Amount
JLB Equities             3/10/00     6/20/01       $75,000        $35,223
JLB Equities              4/5/00     6/20/01       $35,000        $15,977
JLB Equities             4/13/00     6/20/01       $25,000        $11,303
JLB Equities             5/17/00     6/20/01       $25,000        $10,837
David Rosenberg          6/27/00     6/20/01       $25,000(1)     $10,289
David Rosenberg         11/21/00    11/20/01       $25,000         $8,247
John Gerard              7/15/01     7/15/02      $200,000         $1,667
Seewack Family Trust    12/29/00    12/20/01       $25,000         $7,727
Martin Burke             4/27/01     7/25/01       $35,000         $8,554
The Orbiter Fund Ltd.    8/13/01     8/31/02      $750,000       $150,000
                                                ----------       --------
     TOTAL                                      $1,220,000       $259,824
___________________
     (1) This note was assigned by Mr. Rosenberg to Martin Burke in March
2002.

     We have negotiated oral extensions of several of these notes. In connection with the notes payable to JLB Equities, we granted options to purchase 425,000 shares at $0.07 per share, expiring on June 1, 2005, in return for which JLB Equities agreed to extend the due date of the notes until February 28, 2003. Mr. Rosenberg agreed to extend the due date of his remaining note until November 20, 2002, for which we issued him 60,000 shares. Seewack Family Trust agreed to extend the due date of its note until December 20, 2002, for which we issued it 40,000 shares. Mr. Burke agreed to extend the due date on his original note until February 28, 2003, and the due date on the note he acquired from Mr. Rosenberg until February 28, 2003, for which we issued him a total of 65,000 shares.

     Mr. Gerard has made a demand for repayment of his promissory note and has not agreed to extend the due date. See "Item 1. Legal Proceedings."

     The note payable to The Orbiter Fund Ltd. required interest payments of $50,000 each on December 1, 2001, March 1, 2002, and June 1, 2002. None of these interest payments has been made. The note matures and is due on August 31, 2002.

     In addition to the notes listed in the above table, we have borrowed funds and agreed to repay these loans upon demand by the lending party. Subsequent to the quarter end of April 30, 2002, each of the lenders set forth below has made demand for the repayment of his or her loan. The following table sets forth the principal amount loaned and the amount of interest due as of July 18, 2002:

                           Date       Principal     Interest
     Name                 of Loan     Amount        Amount
     John Gerard          3/19/02     $25,000       $1,644
     Kristina Kincaid      4/1/02     $15,000         $880
     Charles Licht         5/1/02     $10,000         $422
     Rob Deutschman        4/1/02      $9,000         $528
                                      -------       ------
          TOTAL                       $59,000       $3,474

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits. No exhibits are filed with this report.

     (b) Reports on Form 8-K: During the quarter ended April 30, 2002, no reports on Form 8-K were filed.

                                SIGNATURES

     Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 Ultimate Sports Entertainment, Inc.

Date: July 26, 2002              By: /s/ Frederick R. Licht
                                     Frederick R. Licht, President,Principal
                                     Accounting Officer, and Chief Financial
                                     Officer