Form 10QSB
period 2002-07-31
ULTIMATE SPORTS ENTERTAINMENT INC
filed 2002-09-20
CIK 1101888

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                                FORM 10-QSB


(Mark One)
     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

     For the quarter ended July 31, 2002

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

State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: At September 18, 2002, there were 10,650,000 shares of the Registrant's Common Stock outstanding.

                                  PART I
                           FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

               ULTIMATE SPORTS ENTERTAINMENT, INC. AND SUBSIDIARY

                UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

                                      ASSETS

                                                      July 31,      January 31,
                                                        2002            2002
                                                    ------------    ------------
CURRENT ASSETS:
   Cash and cash equivalents                        $        530    $       -
   Accounts receivable                                    33,343             972
   Inventory, net                                        117,866          10,875
                                                     -----------     -----------
     Total Current Assets                                151,739          11,847
                                                     -----------     -----------
PROPERTY AND EQUIPMENT, net                                8,867          11,113
                                                     -----------     -----------
OTHER ASSETS:
   Deposits                                                1,050           1,050
   License agreements, net                                25,458          79,039
                                                     -----------     -----------
     Total Other Assets                                   26,508          80,089
                                                     -----------     -----------
                                                    $    187,114    $    103,049
                                                     ===========     ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
   Bank overdraft                                   $     16,610    $     11,756
   Accounts payable - trade                              515,280         538,870
   Accounts payable - related party                      234,753         186,251
   Accrued liabilities                                   767,260         532,905
   Notes payable                                         520,000         435,000
   Notes payable - related party                         805,346         800,288
   Customer deposits                                     225,284          65,293
                                                     -----------     -----------
     Total Current Liabilities                         3,084,533       2,570,363
                                                     -----------     -----------
STOCKHOLDERS' EQUITY (DEFICIT):
   Common stock, $.001 par value, 50,000,000
     shares authorized, 10,650,000 and
     10,070,000 shares issued and
     outstanding, respectively                            10,650          10,070
   Additional paid-in capital                          1,771,257       1,696,466
   Retained (deficit)                                 (4,633,147)     (4,127,671)
                                                     -----------     -----------
                                                      (2,851,240)     (2,421,135)
   Less:  80,000 shares of treasury stock, at cost       (46,179)        (46,179)
                                                     -----------     -----------
     Total Stockholders' Equity (Deficit)             (2,897,419)     (2,467,314)
                                                     -----------     -----------
                                                    $    187,114    $    103,049
                                                     ===========     ===========

NOTE: The balance sheet at January 31, 2002 was taken from the audited financial statements at that date and condensed.

         The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                       ULTIMATE SPORTS ENTERTAINMENT, INC. AND SUBSIDIARY

                    UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                               For the Three                 For the Six
                                               Months Ended                  Months Ended
                                                 July 31,                      July 31,
                                         -------------------------     -------------------------
                                            2002          2001            2002          2001
                                         -----------   -----------     -----------   -----------
SALES, net of returns and allowances     $   205,447   $    75,048     $   252,773   $   126,077

COST OF GOODS SOLD                           132,915        48,647         155,437       105,459
                                          ----------    ----------      ----------    ----------
GROSS PROFIT (LOSS)                           72,532        26,401          97,336        20,618
                                          ----------    ----------      ----------    ----------
OPERATING EXPENSES:
   Bad debt                                     -           46,179            -           46,179
   General and administrative                248,310       236,668         400,256       425,506
                                          ----------    ----------      ----------    ----------
     Total Operating Expenses                248,310       282,847         400,256       471,685
                                          ----------    ----------      ----------    ----------
LOSS FROM OPERATIONS                        (175,778)     (256,446)       (302,920)     (451,067)
                                          ----------    ----------      ----------    ----------
OTHER INCOME (EXPENSE):
   Interest and other income                    -            2,468            -            3,020
   Interest and other expense                 31,663      (353,864)       (202,556)     (390,942)
                                          ----------    ----------      ----------    ----------
     Total Other Income (Expense)             31,663      (351,396)       (202,556)     (387,922)
                                          ----------    ----------      ----------    ----------
LOSS BEFORE INCOME TAXES                    (144,115)     (607,842)       (505,476)     (838,989)

CURRENT TAX EXPENSE                             -             -               -             -

DEFERRED TAX EXPENSE                            -             -               -             -
                                          ----------    ----------      ----------    ----------
NET LOSS                                 $  (144,115)  $  (607,842)    $  (505,476)  $  (838,989)
                                          ==========    ==========      ==========    ==========

LOSS PER COMMOM SHARE                    $      (.01)  $      (.08)    $      (.05)  $      (.11)
                                          ==========    ==========      ==========    ==========

                 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

               ULTIMATE SPORTS ENTERTAINMENT, INC. AND SUBSIDIARY

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                             For the Six
                                                             Months Ended
                                                               July 31,
                                                     -----------------------------
                                                         2002            2001
                                                     -------------   -------------
Cash Flows Provided by Operating Activities:
  Net loss                                           $   (505,476)   $   (838,989)
  Adjustments to reconcile net loss to net cash
  used by operating activities:
    Depreciation and amortization expense                  54,994          40,480
    Default penalty expense                                40,000         291,875
    Non-cash expense                                       75,371            -
    Bad debt expense                                         -             44,579
    Changes in assets and liabilities:
      (Increase) in accounts receivable, net              (32,371)        (38,262)
      (Increase) in accrued interest receivable              -             (1,105)
      (Increase) in inventory                            (106,991)        (16,433)
      Increase in accounts payable                         68,643         140,578
      Increase in accounts payable - related party         48,502            -
      Increase in accrued liabilities                     194,355         224,065
      Increase in customer deposits                       159,991          65,459
                                                      -----------     -----------
          Net Cash (Used) by Operating Activities          (2,982)        (87,753)
                                                      -----------     -----------
Cash Flows Provided by Investing Activities:
  Payments on license agreements                          (91,400)        (50,000)
                                                      -----------     -----------
          Net Cash (Used) by Investing Activities         (91,400)        (50,000)
                                                      -----------     -----------
Cash Flows Provided by Financing Activities:
  Increase in bank overdraft                                4,854           6,523
  Proceeds from notes payable - related party                -             35,000
  Payments on notes payable - related party               (19,942)           -
  Proceeds from notes payable                             140,000         100,000
  Payments on notes payable                               (30,000)           -
  Payments on capital lease obligations                      -             (3,770)
                                                      -----------     -----------
          Net Cash Provided by Financing Activities        94,912         137,753
                                                      -----------     -----------
Net Increase in Cash and Cash Equivalents                     530            -

Cash and Cash Equivalents at Beginning of Period             -               -
                                                      -----------     -----------
Cash and Cash Equivalents at End of Period           $        530    $       -
                                                      ===========     ===========

Supplemental Disclosures of Cash Flow Information:

  Cash paid during the period for:
    Interest                                         $      4,392    $     17,500
    Income taxes                                     $       -       $       -

                                   [Continued]

              ULTIMATE SPORTS ENTERTAINMENT, INC. AND SUBSIDIARY

           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  [Continued]

Supplemental Disclosures of Non-Cash Investing and Financing Activities:

  For the six months ended July 31, 2002:
     The Company recorded $40,000 of estimated default penalties associated with a note payable.

     The Company issued 580,000 shares of common stock valued at $40,600, or $.07 per share. The shares were issued as incentives for issuance of notes payable.

     The Company granted options to purchase 785,000 shares of common stock as incentives to notes payable holders and for consulting services. The options were valued at $34,771.

     A shareholder/director of the Company was assigned a $25,000 note payable by the previous holder of a note.

  For the six months ended July 31, 2001:
     The Company recorded $291,875 of estimated default penalties associated with a note payable.



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

     Unaudited Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at July 31, 2002 and 2001 and for the periods then ended have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's January 31, 2002 audited financial statements. The results of operations for the periods ended July 31, 2002 and 2001 are not necessarily indicative of the operating results for the full year.

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

     Depreciation - Depreciation of equipment is computed using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the lease period or the estimated useful life of the improvements, whichever is less, which range from five to seven years.

     Income Taxes - The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." This statement requires an asset and liability approach for accounting for income taxes [See Note 8].

     Loss Per Share - Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings Per Share," requires the Company to present basic
     (loss) per share and dilutive earnings (loss) per share when the effect is dilutive. The computation of loss per share is based on the weighted average number of shares outstanding during the period presented. [See Note 9].

     Revenue Recognition - Revenue is recognized when the product is shipped.

     Advertising Costs - Costs incurred in connection with advertising of the Company's products are expensed as incurred.

     Recently Enacted Accounting Standards - Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", SFAS No. 142, "Goodwill and Other Intangible Assets", SFAS No. 143, "Accounting for Asset Retirement Obligations", SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections", and SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities" were recently issued. SFAS No. 141, 142, 143, 144, 145 and 146 have no current applicability to the Company or their effect on the financial statements would not have been significant.

     Accounting Estimates - The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimated by management.

     Restatement - The financial statements for periods prior to July 31, 2002 have been restated to be consistent with the headings and classifications used in the July 31, 2002 financial statements.

             ULTIMATE SPORTS ENTERTAINMENT, INC. AND SUBSIDIARY

      NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - PROPERTY AND EQUIPMENT

     The following is a summary of property and equipment - at cost, less accumulated depreciation and amortization as of:

                                                  July 31,      January 31,
                                                    2002           2002
                                                 ----------     ----------
     Office equipment                           $    24,113    $    24,113
          Less: accumulated depreciation            (15,246)       (13,000)
                                                 ----------     ----------
          Office equipment, net                 $     8,867    $    11,113
                                                 ==========     ==========

     Depreciation and amortization expense for the six months ended
     July 31, 2002 and 2001 amounted to $2,246 and $2,264, respectively.

NOTE 3 - LICENSE AGREEMENTS

     The Company has entered into four license agreements in total: Major League Baseball Properties (MLBP), Major League Baseball Players Association (MLBPA), National Football League Properties (NFL), and National Football League Quarterback Club (NFLQC), for the use of their names and likeness in the comic books produced by the Company. The following is a summary at:

                                                  July 31,      January 31,
                                                    2002           2002
                                                 ----------     ----------
     License agreements                         $   105,496    $   105,496
          Less accumulated amortization             (80,038)       (26,457)
                                                 ----------     ----------
          License agreements, net               $    25,458    $    79,039
                                                 ==========     ==========

     The Company's license agreement with The National Hockey League Players Association (NHLPA) expired in June 2001 and was not renewed. The Company has also agreed with MLBP to place an advertisement with "Little League Magazine" each year, which is not to exceed $45,000 in cost.

     The license agreements have expiration dates ranging from August 2002 through December 2002.

     Amortization expense for the six months ended July 31, 2002 and 2001, was $52,748 and $38,216, respectively.

            ULTIMATE SPORTS ENTERTAINMENT, INC. AND SUBSIDIARY

      NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - INVENTORY

     Inventory consists of the following at:
                                                  July 31,      January 31,
                                                    2002           2002
                                                 ----------     ----------
     Finished goods                             $   127,504    $   127,504
     Books in development                           111,491          4,500
     Less allowance for slow moving inventory      (121,129)      (121,129)
                                                 ----------     ----------
          Inventory, net                        $   117,866    $    10,875
                                                 ==========     ==========
NOTE 5 - ACCRUED LIABILITIES

     The Company had accrued liabilities as follows at:

                                                  July 31,      January 31,
                                                    2002           2002
                                                 ----------     ----------
     Unpaid compensation                        $   362,693    $   272,693
     Payroll taxes                                   60,010         51,026
     Accrued interest                               234,557        139,186
     Accrued note payable default penalty           110,000         70,000
                                                 ----------     ----------
          Accrued liabilities                   $   767,260    $   532,905
                                                 ==========     ==========

NOTE 6 - NOTES PAYABLE

     The following is a summary of notes payable to unrelated parties as of July 31:
                                                                      2002
                                                                    ---------
     20% unsecured convertible demand notes payable originally
     due June 20, 2001 extended until January 20, 2002 for the
     right to convert to stock at $.25 per share, the conversion feature was subsequently cancelled and the note extended to
     February 28, 2003 through the issuance of options to
     purchase 425,000 shares, the notes are personally guaranteed
     by the Company's president and a director/shareholder.        $  160,000

     20% unsecured demand notes payable due June 20, 2001.  This note was extended until January 15, 2002.  Subsequently
     extended to November 20, 2002 through the issuance of 60,000 common shares, personally guaranteed by a director/shareholder who has also pledged 25,000 shares of stock he holds in the
     Company as collateral on the note.                                25,000

            ULTIMATE SPORTS ENTERTAINMENT, INC. AND SUBSIDIARY

      NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - NOTES PAYABLE [Continued]

     20% unsecured demand note payable due June 20, 2001.  The note was extended until January 15, 2002.  Subsequently extended to
     December 20, 2002, through the issuance of 40,000 common
     shares.  Personally guaranteed by a director/shareholder who has also pledged 25,000 shares of stock he holds in the
     Company as collateral on the note.                                25,000

     20% unsecured demand note for $100,000 to an un-related party originally due June 20, 2001.  The note was renegotiated in
     July 2001, wherein the Company received an additional $100,000, made the note convertible into common stock at $.25 per share, and made the note due July 15, 2002.  Personally guaranteed by a director/shareholder who has also pledged 100,000 shares of
     stock he holds in the Company as collateral on the note.         200,000

     February 2002, the Company received proceeds of $100,000 in exchange for a 20% note payable due upon demand.  Partially
     repaid.                                                           76,000

     March 2002, the Company received proceeds of $25,000 in
     exchange for a 20% note payable due upon demand.                  25,000

     March 2002, the Company received proceeds of $15,000 in
     exchange for a 20% note payable due upon demand.
     Partially repaid.                                                  9,000
                                                                    ---------
                                                                   $  520,000
                                       Less current portion:         (520,000)
                                                                    ---------
                                       Long-term portion:          $     -
                                                                    =========

     For the six months ended July 31, 2002 and 2001, the Company recorded interest expense for these notes payable in the amount of $49,808 and $89,442, respectively. At July 31, 2002, $130,254 of the accrued interest balance were related to these notes.

NOTE 7 - NOTES PAYABLE - RELATED PARTIES

     The following is a summary of notes payable to related parties as of
     July 31:
                                                                      2002
                                                                    ---------
     20% unsecured note to a shareholder/director due
     October 25, 2001.  Subsequently extended to February 28,
     2003 through the issuance of 25,000 common shares.            $   25,719

     20% unsecured convertible demand note to an individual
     related to a shareholder/director.  Convertible at $.20
     per share.  The conversion feature was subsequently
     cancelled through the issuance of options to purchase
     10,000 common shares.                                              4,627

     20% unsecured demand notes payable due June 20, 2001.
     This note was extended until January 15, 2002.  Subsequently extended to November 20, 2002 through the issuance of
     30,000 common shares.                                             25,000

            ULTIMATE SPORTS ENTERTAINMENT, INC. AND SUBSIDIARY

      NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - NOTES PAYABLE - RELATED PARTIES [Continued]

     12% unsecured note to a shareholder due August 31, 2002
     (See below).                                                     750,000
                                                                    ---------
                                                                   $  805,346
                                       Less current portion:         (805,346)
                                                                    ---------
                                       Long-term portion:          $     -
                                                                    =========

     For the six months ended July 31, 2002 and 2001, the Company has expensed $49,956 and $54,333, respectively, in interest expense.

     In August 2001, the Company refinanced the $600,000 note payable and related accrued interest of $150,000 through the issuance of a $750,000 12% note payable. The Company also issued 2,500,000 shares of common stock, valued at $.21 per share, to settle $525,000 in default penalties. The 12% note payable matures August 31, 2002. The note calls for balloon interest payments of $50,000 on or before December 1, 2001, March 1, 2002, and June 1, 2002. The Company has agreed to issue 1,000,000 shares of common stock to the note holder as a penalty if the Company does not make the scheduled interest payments within thirty days of receiving written notice of default. The Company did not make the December 1, 2001, March 1, 2002, and June 1, 2002 payments. At July 31, 2002 and January 31, 2002, a total of 1,000,000 shares of common stock has been accrued. At July 31, 2002 and January 31, 2002, respectively, the Company has accrued interest payable of $86,671 and $41,671 on this note.

     During April 2001, the Company issued a $35,000 20% unsecured note payable to a shareholder of the Company. The note and related accrued interest is due October 25, 2001. At July 31, 2002 and January 31, 2002, respectively, the Company has accrued interest payable of $16,814 and $5,581.

     During December 2001, the Company issued a $35,000 20% unsecured note payable to a relative of a shareholder of the Company. The note and related accrued interest is due upon demand. At July 31, 2002, the Company has repaid $30,372, leaving a balance of $4,628 with accrued interest payable of $818.

            ULTIMATE SPORTS ENTERTAINMENT, INC. AND SUBSIDIARY

      NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - INCOME TAXES

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. The Company has available at July 31, 2002, unused operating loss carryforwards of approximately $4,288,000 which may be applied against future taxable income and which expire in various years through 2022.

     The amount of and ultimate realization of the benefits from the deferred tax assets for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined.
     Because of the uncertainty surrounding the realization of the deferred tax assets, the Company has established a valuation allowance equal to the tax effect of the deferred tax assets, therefore, no deferred tax asset has been recognized. The net deferred tax asset is approximately $1,900,000 and $1,628,000 as of July 31, 2002 and January 31, 2002,
     respectively, with an offsetting valuation allowance of the same amount resulting in a change in the valuation allowance of approximately $272,000 during the six months ended July 31, 2002.

NOTE 9 - LOSS PER SHARE

     The following data show the amounts used in computing loss per share and the effect on income and the weighted average number of shares of potential dilutive common stock for the periods presented.

                                              For the Three              For the Six
                                              Months Ended               Months Ended
                                                July 31,                   July 31,
                                         -----------------------    -----------------------
                                            2002         2001          2002         2001
                                         ----------   ----------    ----------   ----------
     Loss from continuing operations
       available to common shareholders
       (numerator)                      $  (144,115) $  (607,842)  $  (505,476) $  (838,989)
                                         ----------   ----------    ----------   ----------
     Weighted average number of common
       shares outstanding used
       basic loss per share
       (denominator)                     10,643,696    7,470,000    10,361,602    7,470,000
                                         ----------   ----------    ----------   ----------
     Weighted average number of common
       shares and potential dilutive
       common shares outstanding
       used in diluted loss per share
       (denominator)                        N/A          N/A           N/A          N/A
                                         ----------   ----------    ----------   ----------

                                     12

            ULTIMATE SPORTS ENTERTAINMENT, INC. AND SUBSIDIARY

      NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - LOSS PER SHARE [Continued]

     Diluted loss per share was not presented, as the affect is anti-dilutive.

     At July 31, 2002, the Company had options to purchase 8,513,500 shares of common stock at prices ranging from $.04 to $4.00 per share that were not included in the computation of diluted earnings per share because their effect was anti-dilutive.

NOTE 10 - CAPITAL STOCK

     Common Stock - The Company has authorized 50,000,000 shares of common stock, $.001 par value. At July 31, 2002, the Company had 10,650,000 shares issued and outstanding.

     During the six months ended July 31, 2002, the Company issued 580,000 shares of common stock as incentives for note payable holders to extend the terms of the notes payable. The value of these shares were $40,600, or $.07 per share.

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

     Stock Options - A summary of the status of the options outstanding under the Company's stock option plans and employment agreements at July 31, 2002 is presented below:

                                   Options Outstanding                       Options Exercisable
                    -------------------------------------------------   ------------------------------
       Range of                   Weighted-Average   Weighted Average                 Weighted-Average
       Exercise       Number         Remaining           Exercise         Number          Exercise
        Prices      Outstanding   Contractual Life        Price         Exercisable        Price
     ------------   -----------   ----------------   ----------------   -----------   ----------------
     $        .04      150,000        2.75 yrs           $   .04           150,000        $   .04
              .07      635,000        4.75 yrs               .07           635,000            .07
             .125       50,000        4.50 yrs              .125            50,000           .125
        .35 - .39    1,250,000        2.75 yrs               .36         1,250,000            .36
        .50 - .75    1,377,500        3.75 yrs               .68         1,377,500            .68
      1.00 - 1.25    1,050,000        4.75 yrs              1.19         1,050,000           1.19
             2.00    2,000,000        4.75 yrs              2.00         2,000,000           2.00
     $       4.00    2,000,000        4.75 yrs           $  4.00         2,000,000        $  4.00
                     ---------                                           ---------
                     8,513,500                                           8,513,500

     During the six months ended July 31, 2002, the Company granted options to purchase 785,000 shares of common stock at prices ranging from $.04 to $.07 per share. The options were granted as incentives for note payable holders and consultants. The fair value of $34,771 was expensed as consulting and interest expense.

            ULTIMATE SPORTS ENTERTAINMENT, INC. AND SUBSIDIARY

      NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - CAPITAL STOCK [Continued]

     Treasury Stock - On May 3, 2000, a complaint was filed in the United States District Court, Central District of California, by Joseph Yukich, naming the Company and the Company's president as defendants. The complaint sought damages and injunctive relief for alleged copyright infringement in connection with certain comic books.
     Mr. Yukich claimed to be a one-third owner of the copyrights for the comic books in question. In January 2002, the Company settled the lawsuit with Mr. Yukich. The settlement agreement included the Company forgiving a note receivable and accrued interest totaling $46,179 from Mr. Yukich and the Company receiving 80,000 shares of the Company's common stock, which is recorded as treasury stock. The Company has used the carrying amount of the note receivable and accrued interest as the value assigned to the treasury stock.

NOTE 11 - RELATED PARTY TRANSACTIONS

     Notes Payable to Shareholders - During August 2001, the Company renegotiated a $600,000 note payable to a shareholder, which was in default, along with accrued interest payable of $150,000, into a new note payable of $750,000 at interest rates of 12% per annum. [See
     Note 7]

     Note Payable Guarantee - A director/shareholder of the Company has personally guaranteed the payment of $435,000 in notes payable and has pledged personal holdings of 175,000 shares of the Company's common stock as collateral for $275,000 in notes payable of the Company. The President of the Company has personally guaranteed the payment of $160,000 in notes payable.

     Rental agreement - The Company has verbally agreed to rent office space from a director/shareholder for $4,500 per month. For the six months ended July 31, 2002 and 2001, the Company expensed $27,000 and $0, respectively, in rental expense related to this agreement.

NOTE 12 - GOING CONCERN

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. However, the Company has incurred significant losses in recent years, has current liabilities in excess of current assets and has a stockholders' deficit. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard Management is proposing to raise any necessary additional funds not provided by operations through loans and/or through additional sales of its common stock. Management believes that it can improve operations, refinance debt, convert debt to equity, and reduce expenses.

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

     Promotion agreement - In November 2001, the Company entered into an agreement with a company for promotion services. The Company has agreed to pay $5,000 per month for the twelve month term ending in November 2002. The Company also granted options to purchase 50,000 shares of common stock at $.125 per share. The Company expensed $5,000 related to the option as promotion expense. After eight months, either party may cancel the remainder of the contract upon a written 30-day notice to the other party. The Company has agreed to pay commissions from sales directly generated from the promotion company as follows:
     7.5% on the first $1,000,000 and 8.5% thereafter.

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

     Consulting agreement - In January 2002, the Company entered into a consulting agreement with a shareholder/director. The agreement is for two years, terminating on December 31, 2002 at a rate of $8,000 per month. The Company also agreed to grant options to purchase 3,500,000 shares of common stock which vested immediately and have varying exercise prices from $.35 to $4.00 per share. The Company has also agreed to provide $1,000 per month for automobile expenses.

     Sales agreements - The Company had entered into several sales agreements to deliver promotional units at various dates from June 2001 through August 2002. At July 31, 2002, the Company had received $225,284 in advance payments from several professional sports teams and which is reflected on the face of the financial statements as "Customer deposits."

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

     Rental agreement - The Company has verbally agreed to rent office space from a director/shareholder for $4,500 per month. For the six months ended July 31, 2002, the Company expensed $27,000 in rental expense related to this agreement.

            ULTIMATE SPORTS ENTERTAINMENT, INC. AND SUBSIDIARY

      NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 - CONCENTRATIONS

     Sales - For the six months ended July 31, 2002, the Company's sales came primarily from comic book promotions with professional sports teams. The following schedule details significant customers which had sales in excess of 10% of the Company's total sales. The loss of any of these customers could have a major impact on the financial condition of the Company.

     Customer          Sales          % of Sales
     --------        ---------        ----------
        A            $  92,000            37
        B            $  56,666            23
        C            $  45,315            18
        D            $  37,650            15

     The Company maintains license agreements with professional sport organizations for the use of their names and likeness in the comic books produced by the Company. Should the Company not maintain these license agreements, the Company's ability to generate revenue could be severely impaired.

NOTE 15 - SUBSEQUENT EVENTS

     The Company subsequently went into default on a note payable, which was due August 31, 2002. Accordingly, the Company may be obligated to issue 1,000,000 shares of common stock to cure default penalties under the terms of the note payable. The Company failed to make interest payments at three dates and has failed to repay the note at the due date of August 31, 2002. (See Note 7)

    ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW

     Ultimate Sports Entertainment, Inc. is a Los Angeles based entertainment company that creates, develops, and publishes action/adventure/fantasy stories featuring well-known athletes/celebrities in collectible comic book form using first-rate artists and writers. We have taken an extremely marketable commodity, the superstar athlete/celebrity, and created a brand new licensing, marketing, and premium sponsorship entity.

     Our titles include famous athletes such as: Barry Bonds; Mark McGwire; Ichiro; Sammy Sosa; Cal Ripken Jr.; Derek Jeter; Alex Rodriguez; Roger Clemens; Mike Piazza; Ken Griffey, Jr.; Troy Aikman; Dan Marino; Brett Favre; Peyton Manning; John Elway; Terrell Davis; and many others.

CRITICAL ACCOUNTING POLICIES

     The discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of our financial statements. Actual results may differ from these estimates under different assumptions or conditions.

     Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions. We believe that there are no critical accounting policies which would have a material impact on our financial presentation.

SIX MONTHS ENDED JULY 31, 2002, COMPARED TO SIX MONTHS ENDED JULY 31, 2001

     A summary of operating results for the six months ended July 31, 2002 and 2001 is as follows:

                                      2002                2001
                                            % of                % of
                                  Amount    Sales     Amount    Sales
                                ---------   -----   ---------   -----
     Sales                      $ 252,773           $ 126,077
     Cost of goods sold           155,437    61%      105,459    84%
                                 --------            --------
     Gross profit                  97,336    39%       20,618    16%

     General & administrative     400,256   158%      425,506   337%

     Bad debt                        --      0%        46,179    37%

     Total operating expenses     400,256   158%      471,685   374%

     Other expenses              (202,556) (80)%     (387,922) (308)%
                                 --------            --------
     Net loss                   $(505,476) (200)%   $(838,989) (665)%
                                 ========            ========

                                   2002                2001
                                 --------            --------
     Loss per share:             $ (0.05)            $ (0.11)


     Revenues. Our sales revenue is derived from both in-stadium and retail promotions with professional sports teams, as well as sales through the Internet and direct phone orders. In-stadium and retail team promotions account for a substantial majority of these revenues. To date in-stadium and retail promotions have been exclusively with Major League Baseball teams. We generate agreements with the teams for a definitive amount of units that will be distributed at a particular game that is based on a per unit price. Total sales increased substantially at 100%, or $126,696, for the six months ended July 31, 2002, as compared to the same period in the prior year (the "comparable prior year period"). This increase is based primarily on a shift from direct retail sales of our comic books by which we marketed our comic books last year to the use of our comic books this year in promotion activities with the teams which has resulted in greater sales volume. We anticipate that sales will increase during third quarter, although we are unable to predict the percentage of continued growth. We estimate that sales during fourth quarter will be largely dependent upon our success in introducing and implementing our promotion activities with teams in the National Basketball Association. We are unable to predict what, if any, success we will have in implementing our promotional plans with the NBA teams.

     Cost of Goods Sold. The cost of goods sold is based on the following: editorial (including writing, inking, coloring, lettering), printing, shipping of our product, and the amortization of our licensing agreements. Although, the cost of goods sold increased 47%, or $49,978, for the six months ended July 31, 2002, the revenues nearly doubled. The cost of goods sold as a percentage of revenue decreased 23%, from 84% for the comparable prior year period to 61% for the six months ended July 31, 2002. We have streamlined the creative process and recycled certain non-specific elements in order to reduce costs on the editorial end. Producing more product has allowed us to print in greater quantities, which in turn has enabled us to obtain better pricing from our printer. Management is confident that we have reduced costs to the current level and will be able to maintain this level of cost of goods sold in the future.

     General and Administrative. General and administrative expenses decreased 6%, or $25,250, for the six months ended July 31, 2002, as compared to the comparable prior year period. We anticipate that this level of expenses will remain constant in the future.

     Bad Debt. Bad debt expenses decreased 100%, or $46,179, for the six months ended July 31, 2002, as compared to the comparable prior year period. This bad debt expense had been incurred in connection with a promissory note issued to us by Joseph Yukich. The obligation to repay the note was satisfied through a negotiated settlement with Mr. Yukich by which he returned 80,000 shares of stock previously issued to him by us and we cancelled the debt.

     Other Income and Expenses. Total other income and expenses decreased 48%, or $185,366, for the six months ended July 31, 2002, as compared to the comparable prior year period.

LIQUIDITY AND CAPITAL RESOURCES

     As discussed below, we continue to suffer from a lack of available cash to meet our continuing operating requirements. At July 31, 2002, we had a working capital deficit of ($2,932,794). We continue to operate using funds received for promotional events and deposits for future events. We also continue to accrue the salary payable to our president and the consulting fees due Mr. Burke, one of our directors. We have been unsuccessful in raising significant capital to satisfy all of our operating requirements and we continue to renegotiate payment plans with many of our vendors. We continue to benefit from our lenders, venders, and consultants extending credit or services for equity in our Company. We are still actively pursuing additional financing which in an optimal scenario would come from a strategic source.

     During the period ended July 31, 2002 we completed our first out-of-stadium promotion with the Arizona Diamondbacks and IHOP Restaurants. In addition, during the period ended July 31, 2002, we began the in-stadium promotional event to launch our Seattle Mariners product to be sold at McDonald's in Washington State. We believe these two events mark a significant expansion of our business into larger distribution and potentially more profitable methods of distribution.

     Operating activities used $2,982 of cash for the six months ended July 31, 2002, as compared to operating activities using $87,753 of cash for the comparable prior year period. We continue to accrue expenses rather than being able to satisfy these obligations as they are incurred, although the amount of expenses accrued during the current period was reduced in many cases. Our increase in inventory for the six month period ended July 31, 2002, as compared to the comparable prior year period, was substantially attributable to comic books which were produced in July 2002 for promotions immediately after the end of this six month period. Also, with the shift from direct retail sales during last year to promotion activities this year, the amount of customer deposits has significantly increased.

     Investing activities used $91,400 of cash for the six months ended July 31, 2002, as compared to $50,000 for the comparable prior year period. The increase in the cash used for investing activities for the six months ended July 31, 2002, was attributable to increased payments on various license agreements.

     Financing activities provided $94,912 in cash for the six months ended July 31, 2002, as compared to financing activities providing $137,753 for the comparable prior year period. The decrease in cash provided by financing activities was primarily attributable to increased payments on note payables.

     Management anticipates the future quarter ending October 31, 2002, will have increased sales from the quarter ending July 31, 2002, and increased sales for the nine months ending October 31, 2002, as compared to nine months ended October 31, 2001. Within the present third quarter, we have, as of September 15, 2002, completed three in-stadium promotions and the out-of-stadium retail promotion with the McDonald's/Mariners in Washington State.

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

     John Gerard loaned $200,000 to us for operating capital, repayment of which was due on or before July 15, 2002. We were unable to repay any of this amount on the due date. He also loaned $25,000 to us which was due on demand. He has made demand for such repayment of these funds. He has notified us in writing that he will not renew these debts and that if they are not paid by the maturity date, he will request his attorney to immediately proceed with all necessary legal action against us and the guarantors. The promissory note for $200,000 was guaranteed by Mr. Burke, one of our directors. Mr. Gerard has orally agreed with us not to proceed with legal action for at least forty-five days to allow us an opportunity to either pay the note or renegotiate the terms. If legal action is commenced, it is unlikely that we would have a valid defense against any action by Mr. Gerard to collect the debts, and the enforcement of any judgment obtained by Mr. Gerard could have a material detrimental effect on our business.

ITEM 2.  CHANGES IN SECURITIES

     During the quarter ended July 31, 2002, the following securities were sold by us without registering the securities under the Securities Act:

     * In June 2002 we issued 415,000 shares to three persons as consideration for loans in the principal amount of $134,000. We also issued 165,000 shares to four persons for the extension of loans in the original principal amount of $110,000. Management believes that each of the lenders was either an accredited investor as defined in Rule 501(a) of Regulation D under the Securities Act or was a sophisticated investor. The shares were issued without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of
          Section 4(2) of the Securities Act as a transaction by an issuer not involving any public offering and/or Section 4(6) of the Securities Act as an issuance solely to one or more accredited investors. Each of the certificates bore a restrictive legend as to the investment nature of the transaction. The transactions were not entered into as a result of or subsequent to any advertisement, article, notice, or other communication published in any newspaper, magazine, or similar media or broadcast on television or radio, or presented at any seminar or meeting. We afforded each lender the opportunity to ask questions of our management and to receive answers concerning the terms and conditions of the transaction. No underwriting discounts or commissions were paid in connection with such issuances.

     *    In June 2002 we granted options to four persons to purchase
          35,000 shares as consideration for loans in the principal amount of $65,000. We also granted options to a single person to purchase 425,000 shares for the extension of a loan in the original principal amount of $160,000. The options are immediately exercisable at $0.07 per share and expire on June 1, 2005. Management believes that each of the lenders was either an accredited investor as defined in Rule 501(a) of Regulation D under the Securities Act or was a sophisticated investor. The options were granted without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4(2) of the Securities Act as a transaction by an issuer not involving any public offering and/or Section 4(6) of the Securities Act as an issuance solely to one or more accredited investors. The transactions were not entered into as a result of or subsequent to any advertisement, article, notice, or other communication published in any newspaper, magazine, or similar media or broadcast on television or radio, or presented at any seminar or meeting. We afforded each lender the opportunity to ask questions of our management and to receive answers concerning the terms and conditions of the transaction. No underwriting discounts or commissions were paid in connection with such grants.

     * During the second quarter ended July 31, 2002, we granted options to four consultants to purchase 175,000 shares. The options were granted under our 2000 Stock Option Plan. Of the total options granted, 25,000 are exercisable at $0.07 per share and 150,000 are exercisable at $0.04 per share. All of the options are immediately exercisable and expire on June 1, 2005. The options were granted without registration afforded by the provisions of Rule 701 promulgated by the Securities and Exchange Commission. No underwriting discounts or commissions were paid in connection with such grant.

     * In June 2002 we granted options to IDPR to purchase 100,000 shares. The options were granted as consideration for entertainment public relations services performed by IDPR. The options are immediately exercisable at $0.07 per share and expire on June 1, 2005. The options were granted without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4(2) of the Securities Act as a transaction by an issuer not involving any public offering. The transaction was not entered into as a result of or subsequent to any advertisement, article, notice, or other communication published in any newspaper, magazine, or similar media or broadcast on television or radio, or presented at any seminar or meeting. We afforded IDPR the opportunity to ask questions of our management and to receive answers concerning the terms and conditions of the transaction. No underwriting discounts or commissions were paid in connection with such issuance.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

     During the quarter ended July 31, 2002, we were delinquent in the payment of interest and/or principal on each of the promissory notes set forth below. As reported in our prior quarterly report on Form 10-QSB for the quarter ended April 30, 2002, in June 2002 we negotiated oral extensions of each of the notes, except the notes due Mr. Gerard and The Orbiter Fund Limited, both of which notes are past due. The following table sets forth the extended due dates of the notes. Each of the notes bears interest at 20% per annum. A portion of the interest is payable monthly commencing one month from the date of the note. No principal payments have been made on any note. The following table sets forth for each promissory note the amount of principal and interest accrued or due as of September 9, 2002, the approximate date of filing of this report:

                           Date       Due Date    Principal   Interest
Name                      of Note     of Loan      Amount     Amount
----                      --------    --------    ---------   --------
JLB Equities               3/10/00     2/28/03      $75,000    $35,938
JLB Equities                4/5/00     2/28/03      $35,000    $16,273
JLB Equities               4/13/00     2/28/03      $25,000    $11,514
JLB Equities               5/17/00     2/28/03      $25,000    $11,048
Martin Burke               6/27/00     2/28/03      $25,000    $10,486
David Rosenberg           11/21/00    11/20/02      $25,000     $8,473
John Gerard                7/15/01     7/15/02     $200,000    $30,249
Seewack Family Trust      12/29/00    12/20/02      $25,000     $7,952
Martin Burke               4/27/01     2/28/03      $25,719     $6,328
The Orbiter Fund Ltd.      8/13/01     8/31/02     $750,000    $86,671
                                                  ---------    -------
     TOTAL                                       $1,210,719   $224,938
                                                  =========    =======

     The note payable to The Orbiter Fund Ltd. required interest payments of $50,000 each on December 1, 2001, March 1, 2002, and June 1, 2002, and matured on August 31, 2002. Neither the interest nor the principal payments have been made. The note provides that if any principal or interest payment is not made within thirty days following written notice from the lender, we would be obligated to issue 1,000,000 shares to The Orbiter Fund to cure the default. We have not received such notification from the lender; however, if such notice were given, we would be required to issue 1,000,000 shares to cure the defaults.

     In addition to the notes listed in the above table, we have borrowed funds and agreed to repay these loans upon demand by the lending party. No promissory notes have been issued to these parties. During the first quarter ended April 30, 2002, each of the lenders set forth below made demand for the repayment of his or her loan. None of the loans has been repaid in whole or in part. The following table sets forth the principal amount loaned and the amount of interest due as of September 9, 2002:

                         Date       Principal     Interest
     Name               of Loan      Amount        Amount
     ----               -------     ---------     --------
     John Gerard        3/19/02      $25,000       $1,875
     Rob Deutschman      4/1/02       $9,000         $600
                                      ------        -----
          TOTAL                      $34,000       $2,475
                                      ======        =====

     We also have outstanding a note payable to Larry Fleischman in the original principal amount of $100,000. With prior payments, the total principal amount due on or before October 31, 2002, is $76,000.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits. The following exhibit is filed with this report:

          99.1 Written Statement of Chief Executive Officer and Chief Financial Officer with respect to compliance with Section 13(a) or 15(d) of the Securities Exchange Act of 1934.

     (b) Reports on Form 8-K: During the quarter ended July 31, 2002, no reports on Form 8-K were filed.

                                SIGNATURES

     Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 Ultimate Sports Entertainment, Inc.


Date:  September 18, 2002        By: /s/ Frederick R. Licht
                                     Frederick R. Licht, President, Principal
                                     Accounting Officer, and Chief Financial
                                     Officer

                              CERTIFICATIONS

I, Frederick R. Licht, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of Ultimate Sports Entertainment, Inc.

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

                                   /s/ Frederick R. Licht
                                   Frederick R. Licht, President and Chief
                                   Financial Officer


EXPLANATORY NOTE REGARDING CERTIFICATIONS: Representations 4, 5, and 6 of the Certifications as set forth in Form 10-QSB have been omitted, consistent with the Transition Provisions of SEC Exchange Act Release No. 34-46427, because the period covered by this quarterly report ended before the Effective Date of Rules 13a-14 and 15d-14.