Form 10QSB/A
period 2002-04-30
ULTIMATE SPORTS ENTERTAINMENT INC
filed 2002-10-10
CIK 1101888

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                               FORM 10-QSB/A
                              AMENDMENT NO. 1


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

                              ASSETS

                                                         April 30,
                                                           2002
                                                        -----------
CURRENT ASSETS:
  Cash                                                  $     7,111
  Accounts receivable, net of allowance of
    doubtful accounts                                         1,564
  Inventory, net                                             19,517
                                                         ----------
     Total Current Assets                                    28,192
                                                         ----------
PROPERTY & EQUIPMENT, net                                     9,981
                                                         ----------
OTHER ASSETS:
  License agreements, net                                    51,832
  Deposits                                                    1,050
                                                         ----------
     Total Other Assets                                      52,882
                                                         ----------
                                                        $    91,055
                                                         ==========

          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable                                      $   471,685
  Accounts payable - related party                          192,016
  Accrued liabilities                                       805,796
  Notes payable - related party                             805,139
  Notes payable                                             544,000
  Customer deposits                                         101,094
                                                         ----------
     Total Current Liabilities                            2,919,730
                                                         ----------

STOCKHOLDERS' EQUITY (DEFICIT):
  Common stock, $.001 par value,
    50,000,000 shares authorized, 10,070,000
    shares issued and outstanding                            10,070
  Capital in excess of par value                          1,696,466
  Retained deficit                                       (4,489,032)
                                                         ----------
                                                         (2,782,496)
                                                         ----------
  Less:  80,000 shares of treasury stock, at cost           (46,179)
                                                         ----------
     Total Stockholders' Equity (Deficit)                (2,828,675)
                                                         ----------
                                                        $    91,055
                                                         ==========

The accompanying notes are an integral part of this unaudited condensed consolidated financial statement.

          ULTIMATE SPORTS ENTERTAINMENT, INC. AND SUBSIDIARY
       UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                  For the Three
                                                  Months Ended
                                                   April 30,
                                            -------------------------
                                               2002           2001
                                            ----------     ----------
SALES, net of returns and allowances        $   47,326     $   51,029

COST OF GOODS SOLD                              22,522         56,812
                                             ---------      ---------
GROSS PROFIT                                    24,804         (5,783)
                                             ---------      ---------
OPERATING EXPENSES:
   General and administrative                  151,946        188,838
                                             ---------      ---------
LOSS FROM OPERATIONS                          (127,142)      (194,621)
                                             ---------      ---------
OTHER INCOME (EXPENSE):
   Other income                                    -              552
   Other expense                              (234,219)       (37,078)
                                             ---------      ---------
     Total Other Income (Expense)             (234,219)       (36,526)
                                             ---------      ---------
LOSS BEFORE INCOME TAXES                      (361,361)      (231,147)
                                             ---------      ---------
CURRENT TAX EXPENSE                                -              -

DEFERRED TAX EXPENSE                               -              -
                                             ---------      ---------
NET LOSS                                    $ (361,361)    $ (231,147)
                                             =========      =========

LOSS PER COMMON SHARE                       $     (.04)    $     (.01)

The accompanying notes are an integral part of this unaudited condensed consolidated financial statement.

                  ULTIMATE SPORTS ENTERTAINMENT, INC. AND SUBSIDIARY
               UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   For the Three
                                                                   Months Ended
                                                                     April 30,
                                                            --------------------------
                                                               2002           2001
                                                            -----------    -----------
Cash Flows from Operating Activities:
  Net loss                                                  $ (361,361)    $ (231,147)
  Adjustments to reconcile net loss to net cash used by
   operating activities:
     Depreciation and amortization expense                      28,339         35,442
     Non-cash expense                                          180,000            -
     Allowance for doubtful accounts                               -            6,104
     Change in assets and liabilities:
       (Increase) in accounts receivable                          (592)       (14,099)
       (Increase) in inventory                                  (8,642)        (8,260)
       (Increase) in accrued interest receivable                   -             (552)
       Increase (decrease) in accounts payable                 (62,185)        65,511
       Increase in accounts payable - related party              5,765            -
       Increase in accrued expenses                             92,891         28,714
       Increase in customer deposits                            35,801         82,426
                                                             ---------      ---------
          Net Cash (Used) by Operating Activities              (89,984)       (35,861)
                                                             ---------      ---------
Cash Flows from Investing Activities:
   Payments on license agreements                               (5,000)        (5,000)
                                                             ---------      ---------
          Net Cash (Used) by Investing Activities               (5,000)        (5,000)
                                                             ---------      ---------
Cash Flows from Financing Activities:
   Increase in bank overdraft                                  (11,756)        14,131
   Proceeds from notes payable                                 140,000            -
   Payments on notes payable                                    (6,000)           -
   Proceeds from notes payable - related party                     -           30,000
   Payments on notes payable - related party                   (20,149)           -
   Payments on long-term obligation                                -           (3,270)
                                                             ---------      ---------
          Net Cash Provided by Financing Activities            102,095         40,861
                                                             ---------      ---------
Net Increase in Cash                                             7,111            -

Cash at Beginning of Period                                        -              -
                                                             ---------      ---------
Cash at End of Period                                       $    7,111     $      -
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


Supplemental Schedule of Non-cash Investing and Financing Activities:

     For the three months ended April 30, 2002:

          The Company recorded $180,000 of estimated default penalties associated with notes payable at April 30, 2002.

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
                                                     =========

NOTE 5 - ACCRUED LIABILITIES

     The Company had accrued liabilities as follows at April 30, 2002:

                                                     2002
                                                  -----------
          Unpaid compensation                     $   316,154
          Payroll taxes                                53,757
          Accrued interest                            185,885
          Accrued note payable default penalty        250,000
                                                   ----------
               Total accrued expenses             $   805,796
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

              ULTIMATE SPORTS ENTERTAINMENT, INC. AND SUBSIDIARY
        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - NOTES PAYABLE - RELATED PARTIES [Continued]

     In August 2001, the Company refinanced a $600,000 note payable and related accrued interest of $150,000 through the issuance of a $750,000 12% note payable. The Company also issued 2,500,000 shares of common stock, valued at $.21 per share, to settle $525,000 in default penalties. The 12% note payable matures August 31, 2002. The note calls for balloon interest payments of $50,000 on or before December
     1, 2001, March 1, 2002, and June 1, 2002. The Company has agreed to issue 1,000,000 shares of common stock to the note holder as a penalty If the Company does not make the scheduled interest payments within thirty days of receiving written notice of default. The Company did not make the December 1, 2001 payment, and accordingly, accrued potential default penalties for 1,000,000 shares of common stock. The Company has used a market price of $.25 per share on April 30, 2002 to accrue potential default penalties of $250,000. At April 30, 2002, the Company has accrued interest payable of $64,171 on this note.

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

NOTE 8 - INCOME TAXES

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". SFAS 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. The Company has available at April 30, 2002, unused operating loss carryforwards of approximately $4,288,000 which may be applied against future taxable income and which expire in various years through 2022.

     The amount of and ultimate realization of the benefits from the deferred tax assets for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the deferred tax assets, the Company has established a valuation allowance equal to the tax effect of the deferred tax assets, therefore, no deferred tax asset has been recognized. The net deferred tax asset is approximately $1,885,000 and $1,628,000 as of April 30, 2002 and January 31, 2002,
     respectively, with an offsetting valuation allowance of the same amount resulting in a change in the valuation allowance of approximately $257,000 during the three months ended April 30, 2002.

              ULTIMATE SPORTS ENTERTAINMENT, INC. AND SUBSIDIARY
        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - LOSS PER SHARE

     The following data show the amounts used in computing loss per share and the effect on income and the weighted average number of shares of potential dilutive common stock for the periods ended April 30, 2002 and 2001:

                                                 For the Three Months Ended
                                                         April 30,
                                                ----------------------------
                                                    2002           2001
                                                -------------  -------------
     Loss from continuing operations available
       to common stockholders (numerator)       $   (361,361)  $   (231,147)
                                                 -----------    -----------
     Weighted average number of common
       shares outstanding used in basic
       earnings per share (denominator)           10,070,000      7,470,000
                                                 -----------    -----------
     Weighted number of common shares
       and potential dilutive common shares
       outstanding used in dilutive earnings
       per share (denominator)                        N/A            N/A
                                                 -----------    -----------

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

     The Company may be obligated to issue 1,000,000 shares of common stock to cure default penalties under the terms a note payable. (See Note 7)

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

     The Company may be obligated to issue 1,000,000 shares of common stock to cure default penalties under the terms a note payable. (See Note 7)

    ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     We experienced a net loss of $361,361 for the quarter ended April 30, 2002, compared to a net loss of $231,147 for the comparative quarter ended April 30, 2001. This increase in net loss resulted from increased expenses for interest, loan extension fees, and default penalties of $234,219. Most of the charges were non-cash expenses. Without these expenses, we recorded a loss from operations of $127,142 for the quarter ended April 30, 2002, as opposed to a loss from operations of $194,621 for the quarter ended April 30, 2001. This represents an approximate 35% decrease in the loss from operations in the comparative quarter. Although sales dipped slightly to $47,326 in the quarter ended April 30, 2002, from $51,029 for the quarter ended April 30, 2001, keeping in mind that our first fiscal quarter is seasonally slow, we experienced a gross profit of $24,804 for the quarter ended April 30, 2002, as opposed to gross loss of $5,783 for the comparative quarter ended April 30, 2001. This represents our first recorded gross profit within the first fiscal quarter since becoming ULSP. We reduced costs of goods by approximately 60% in the quarter ended April 30, 2002 , which allowed the gross margin between sales and cost of goods sold to be approximately 48% for the quarter ended April 30, 2002, as opposed to a loss in gross margin for the quarter ended April 30, 2001.

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

                                  PART II

                 ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits. The following exhibit is filed with this report:

          99.1 Written Statement of Chief Executive Officer and Chief Financial Officer with respect to compliance with Section 15(d) of the Securities Exchange Act of 1934.

                                SIGNATURES

     Pursuant to the requirements of the Exchange Act, the registrant caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 Ultimate Sports Entertainment, Inc.

Date: October 8, 2002            By: /s/ Frederick R.  Licht
                                     Frederick R. Licht, President, Principal
                                     Accounting Officer, and Chief Financial
                                     Officer

                              CERTIFICATIONS

I, Frederick R. Licht, certify that:

     1. I have reviewed this amended quarterly report on Form 10-QSB/A of Ultimate Sports Entertainment, Inc.

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