Form 10QSB
period 2002-10-31
ULTIMATE SPORTS ENTERTAINMENT INC
filed 2002-12-20
CIK 1101888

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                                FORM 10-QSB


(Mark One)
     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

     For the quarter ended October 31, 2002

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

State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: At December 16, 2002, there were 10,570,000 shares of the Registrant's Common Stock outstanding.

                                    PART I
                             FINANCIAL INFORMATION

                         ITEM 1.  FINANCIAL STATEMENTS

               ULTIMATE SPORTS ENTERTAINMENT, INC. AND SUBSIDIARY

                UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                     October 31,     January 31,
                                                        2002            2002
                                                    ------------    ------------
CURRENT ASSETS:
   Cash and cash equivalents                        $       -       $       -
   Accounts receivable, net                                9,395             972
   Inventory                                               6,430          10,875
                                                     -----------     -----------
     Total Current Assets                                 15,825          11,847

PROPERTY AND EQUIPMENT, net                                7,725          11,113
                                                     -----------     -----------
OTHER ASSETS:
   License agreements, net                                 8,333          79,039
   Deposits                                                 -              1,050
                                                     -----------     -----------
     Total Other Assets                                    8,333          80,089
                                                     -----------     -----------
                                                    $     31,883    $    103,049
                                                     ===========     ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
   Bank overdraft                                   $     18,093    $     11,756
   Accounts payable                                      533,565         538,870
   Accounts payable - related parties                    256,453         186,251
   Accrued liabilities                                   793,792         532,905
   Notes payable                                         520,000         435,000
   Notes payable - related parties                       805,346         800,288
   Customer deposits                                        -             65,293
                                                     -----------     -----------
     Total Current Liabilities                         2,927,249       2,570,363
                                                     -----------     -----------
STOCKHOLDERS' EQUITY (DEFICIT):
   Common stock, $.001 par value, 50,000,000
     shares authorized, 10,570,000 and 10,070,000
     shares issued and outstanding, respectively          10,570          10,070
   Capital in excess of par value                      1,725,158       1,696,466
   Retained (deficit)                                 (4,631,094)     (4,127,671)
                                                     -----------     -----------
                                                      (2,895,366)     (2,421,135)
   Less:  80,000 shares of treasury stock, at cost          -            (46,179)
                                                     -----------     -----------
     Total Stockholders' Equity (Deficit)             (2,895,366)     (2,467,314)
                                                     -----------     -----------
                                                    $     31,883    $    103,049
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

                       ULTIMATE SPORTS ENTERTAINMENT, INC. AND SUBSIDIARY

                    UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                               For the Three                 For the Nine
                                               Months Ended                  Months Ended
                                                October 31,                   October 31,
                                         -------------------------     -------------------------
                                            2002          2001            2002          2001
                                         -----------   -----------     -----------   -----------
SALES, net of returns and allowances     $   390,999   $   243,638     $   643,772   $   369,715

COST OF GOODS SOLD                           177,991        84,924         333,428       190,383
                                          ----------    ----------      ----------    ----------
GROSS PROFIT (LOSS)                          213,008       158,714         310,344       179,332
                                          ----------    ----------      ----------    ----------
OPERATING EXPENSES:
   Bad debt                                     -            2,039            -           48,218
   General and administrative                226,916        39,305         627,172       464,801
                                          ----------    ----------      ----------    ----------
     Total Operating Expenses                226,916        41,344         627,172       513,019
                                          ----------    ----------      ----------    ----------
INCOME (LOSS) FROM OPERATIONS                (13,908)      117,370       (316,828)     (333,687)
                                          ----------    ----------      ----------    ----------
OTHER INCOME (EXPENSE):
   Interest and other income                    -           (2,458)            -             552
   Interest and other expense                (54,039)      (39,234)       (216,595)     (130,176)
   Default penalty (expense) adjustment       70,000       (91,334)         30,000      (391,334)
                                          ----------    ----------      ----------    ----------
     Total Other Income (Expense)             15,961      (133,026)       (186,595)     (520,958)
                                          ----------    ----------      ----------    ----------
EARNINGS (LOSS) BEFORE
 INCOME TAXES                                  2,053       (15,656)       (503,423)     (854,645)

CURRENT TAX EXPENSE                             -             -               -             -

DEFERRED TAX EXPENSE                            -             -               -             -
                                          ----------    ----------      ----------    ----------
NET INCOME (LOSS)                        $     2,053   $   (15,656)    $  (503,423)  $  (854,645)
                                          ==========    ==========      ==========    ==========

EARNINGS (LOSS) PER
 COMMOM SHARE                            $       .00   $      (.00)    $      (.05)  $      (.10)
                                          ==========    ==========      ==========    ==========

DILUTED EARNINGS (LOSS)
 PER COMMON SHARE                        $       .00   $       N/A     $       N/A   $       N/A
                                          ==========    ==========      ==========    ==========

                 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

               ULTIMATE SPORTS ENTERTAINMENT, INC. AND SUBSIDIARY

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  For the Nine
                                                                  Months Ended
                                                                   October 31,
                                                          -----------------------------
                                                              2002            2001
                                                          -------------   -------------
Cash Flows (Used) Provided by Operating Activities:
  Net loss                                                $   (503,423)   $   (854,645)

  Adjustments to reconcile net loss to net cash provided
  (used) by operating activities:
    Depreciation and amortization expense                       73,261          61,730
    Bad debt                                                      -             46,179
    Default penalty expense                                     30,000            -
    Non-cash expense                                            75,371            -

    Changes in assets and liabilities:
      (Increase) in accounts receivable                         (8,423)         (2,724)
      (Increase) in accrued interest receivable                   -             (2,705)
      (Increase) decrease in inventory                          (4,445)        (25,112)
      Decrease in prepaid assets                                 1,050            -
      Increase (decrease) in accounts payable                   86,928           8,322
      Increase in accounts payable - related party              70,202         495,798
      Increase in accrued liabilities                          230,887         200,411
      (Decrease) in customer deposits                          (65,293)           -
                                                           -----------     -----------
          Net Cash (Used) by Operating Activities               (4,995)        (72,746)
                                                           -----------     -----------
Cash Flows Provided (Used) by Investing Activities:
  Payments on license agreements                               (91,400)        (75,000)
                                                           -----------     -----------
          Net Cash (Used) by Investing Activities              (91,400)        (75,000)
                                                           -----------     -----------
Cash Flows Provided by Financing Activities:
  Increase in bank overdraft                                     6,337          17,907
  Proceeds from notes payable - related party                     -             35,000
  Payments on notes payable - related party                    (19,942)           -
  Proceeds from notes payable                                  140,000         100,000
  Payments on notes payable                                    (30,000)           -
  Payments on capital lease obligations                           -             (5,161)
                                                           -----------     -----------
          Net Cash Provided by Financing Activities             96,395         147,746
                                                           -----------     -----------
Net Increase in Cash and Cash Equivalents                         -               -

Cash and Cash Equivalents at Beginning of Period                  -               -
                                                           -----------     -----------
Cash and Cash Equivalents at End of Period                $       -       $       -
                                                           ===========     ===========

Supplemental Disclosures of Cash Flow Information:

  Cash paid during the period for:
    Interest                                              $      9,392    $     66,040
    Income taxes                                          $       -       $       -

                                   [Continued]

              ULTIMATE SPORTS ENTERTAINMENT, INC. AND SUBSIDIARY

           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  [Continued]

Supplemental Disclosures of Non-Cash Investing and Financing Activities:

  For the nine months ended October 31, 2002:
     The Company recorded $40,000 of estimated default penalties associated with a note payable.

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

  For the nine months ended October 31, 2001:
     The Company agreed to issued 2,500,000 shares of common stock for accrued interest of $525,000, or $.21 per share.

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

     AllStar Arena Entertainment ["Subsidiary"] (a California Corporation incorporated June 26, 1996, formerly Lobito Publishing Group, Inc.), is engaged in the manufacturing and marketing of Comic Books.

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

     Unaudited Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at October 31, 2002 and 2001 and for the periods then ended have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's January 31, 2002 audited financial statements. The results of operations for the periods ended October 31, 2002 and 2001 are not necessarily indicative of the operating results for the full year.

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

            ULTIMATE SPORTS ENTERTAINMENT, INC. AND SUBSIDIARY

      NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

     Accounts Receivable - Accounts receivable are carried at the expected net realizable value. No allowance was deemed necessary at October 31, 2002.

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

     Earnings (Loss) Per Share - Statement of Financial Accounting Standards No. 128 "Earnings Per Share," requires the Company to present basic earnings (loss) per share and dilutive earnings (loss) per share when the effect is dilutive. The computation of earnings
     (loss) per share is based on the weighted average number of shares outstanding during the period presented. [See Note 9].

     Revenue Recognition - Revenue is recognized when the product is shipped.

     Advertising Costs - Costs incurred in connection with advertising of the Company's products are expensed as incurred.

     Recently Enacted Accounting Standards - Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", SFAS No. 142, "Goodwill and Other Intangible Assets", SFAS No. 143, "Accounting for Asset Retirement Obligations", SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections", SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", and SFAS No. 147, "Acquisitions of Certain Financial Institutions - an Amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9", were recently issued. SFAS No. 141, 142, 143, 144, 145, 146 and 147 have no current applicability to the Company or their effect on the financial statements would not have been significant.

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

     Restatement - The financial statements for periods prior to October 31, 2002 have been restated to be consistent with the headings and classifications used in the October 31, 2002 financial statements.

            ULTIMATE SPORTS ENTERTAINMENT, INC. AND SUBSIDIARY

      NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - PROPERTY AND EQUIPMENT

     The following is a summary of property and equipment - at cost, less accumulated depreciation and amortization as of:

                                                 October 31,    January 31,
                                                    2002           2002
                                                 ----------     ----------
     Office equipment                           $    24,113    $    24,113
          Less: accumulated depreciation            (16,388)       (13,000)
                                                 ----------     ----------
          Office equipment, net                 $     7,725    $    11,113
                                                 ==========     ==========

     Depreciation and amortization expense for the nine months ended October 31, 2002 and 2001 amounted to $3,388 and $3,397, respectively.

NOTE 3 - LICENSE AGREEMENTS

     The Company has entered into four license agreements in total, Major League Baseball Properties (MLBP), Major League Baseball Players Association (MLBPA), National Football League Properties (NFL), and National Football League Quarterback Club (NFLQC), for the use of their names and likeness in the comic books produced by the Company. The following is a summary at:

                                                 October 31,    January 31,
                                                    2002           2002
                                                 ----------     ----------
     License agreements                         $   105,496    $   105,496
          Less accumulated amortization             (97,163)       (26,457)
                                                 ----------     ----------
          License agreements, net               $     8,333    $    79,039
                                                 ==========     ==========

     The license agreement with NHLPA expired in June 2001 and was not renewed. The Company has also agreed with MLBP to place an ad with "Little League Magazine" each year, which is not to exceed $45,000 in cost.

     The license agreements have expiration dates ranging from August 2002 through December 2002.

     Amortization expense for the nine months ended October 31, 2002 and 2001, was $69,873 and $58,333, respectively.

            ULTIMATE SPORTS ENTERTAINMENT, INC. AND SUBSIDIARY

      NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - INVENTORY

     Inventory consists of the following at:
                                                 October 31,    January 31,
                                                    2002           2002
                                                 ----------     ----------
     Finished goods                             $   127,559    $   127,504
     Books in development                              -             4,500
     Less allowance for slow moving inventory      (121,129)      (121,129)
                                                 ----------     ----------
          Inventory, net                        $     6,430    $    10,875
                                                 ==========     ==========

NOTE 5 - ACCRUED LIABILITIES

     The Company had accrued liabilities as follows at:

                                                 October 31,    January 31,
                                                    2002           2002
                                                 ----------     ----------
     Unpaid compensation                        $   407,693    $   272,693
     Payroll taxes                                   64,170         51,026
     Accrued interest                               281,929        139,186
     Accrued note payable default penalty            40,000         70,000
                                                 ----------     ----------
          Accrued liabilities                   $   793,792    $   532,905
                                                 ==========     ==========

NOTE 6 - NOTES PAYABLE

     The following is a summary of notes payable to unrelated parties as of October 31:
                                                                      2002
                                                                    ---------
     20% unsecured convertible demand notes payable originally
     due June 20, 2001 extended until January 20, 2002 for the
     right to convert to stock at $.25 per share, the conversion feature was subsequently cancelled and the note extended to
     February 28, 2003 through the issuance of options to
     purchase 425,000 shares, the notes are personally guaranteed
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
                                                                    =========

     For the nine months ended October 31, 2002 and 2001, the Company recorded interest expense for these notes payable in the amount of $78,000 and $56,941, respectively. At October 31, 2002, $158,446 of the accrued interest balance were related to these notes.

NOTE 7 - NOTES PAYABLE - RELATED PARTIES

     The following is a summary of notes payable to related parties as of October 31, 2002:

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
                                                                    =========

     For the nine months ended October 31, 2002 and 2001, the Company has expensed $75,802 and $73,635, respectively, in interest expense.

     In August 2001, the Company refinanced the $600,000 note payable and related accrued interest of $150,000 through the issuance of a $750,000 12% note payable. The Company also issued 2,500,000 shares of common stock, valued at $.21 per share, to settle $525,000 in default penalties. The 12% note payable matures August 31, 2002. The note calls for balloon interest payments of $50,000 on or before December 1, 2001, March 1, 2002, and June 1, 2002. The Company has agreed to issue 1,000,000 shares of common stock to the note holder as a penalty if the Company does not make the scheduled interest payments within thirty days of receiving written notice of default. The Company did not make the December 1, 2001, March 1, 2002, and June 1, 2002 payments. At October 31, 2002 and January 31, 2002, a total 1,000,000 shares of common stock has been accrued. At October 31, July 31, and January 31, 2002, the stock price was estimated to be $.07, $.11, and $.04 per share respectively. At October 31, 2002 and January 31,
     2002, respectively, the Company has accrued interest payable of $109,171 and $41,671 on this note.

     During April 2001, the Company issued a $35,000 20% unsecured note payable to a shareholder of the Company. The note and related accrued interest is due October 25, 2001. At October 31, 2002 and January 31, 2002, respectively, the Company has accrued interest payable of $3,719 and $5,581.

     During December 2001, the Company issued a $35,000 20% unsecured note payable to a relative of a shareholder of the Company. The note and related accrued interest is due upon demand. At October 31, 2002, the Company has repaid $30,372, leaving a balance of $4,628 with accrued interest payable of $522.

            ULTIMATE SPORTS ENTERTAINMENT, INC. AND SUBSIDIARY

      NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - INCOME TAXES

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. The Company has available at October 31, 2002, unused operating loss carryforwards of approximately $4,018,000 which may be applied against future taxable income and which expire in various years through 2023.

     The amount of and ultimate realization of the benefits from the operating loss deferred tax assets for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the deferred tax assets, the Company has established a valuation allowance equal to the tax effect of the deferred tax assets, therefore, no deferred tax asset has been recognized. The net deferred tax asset is approximately $1,811,000 and $1,628,000 as of October 31, 2002 and January 31, 2002, respectively, with an offsetting valuation allowance of the same amount resulting in a change in the valuation allowance of approximately $184,000 during the nine months ended October 31, 2002.

NOTE 9 - LOSS PER SHARE

     The following data show the amounts used in computing loss per share and the effect on income and the weighted average number of shares of potential dilutive common stock for the periods presented.

                                              For the Three              For the Nine
                                              Months Ended               Months Ended
                                               October 31,                October 31,
                                         -----------------------    -----------------------
                                            2002         2001          2002         2001
                                         ----------   ----------    ----------   ----------
     Earning (loss) from continuing
       operations available to
       to common shareholders
       (numerator)                      $     2,053  $   (15,656)  $  (503,423) $  (854,645)
                                         ----------   ----------    ----------   ----------
     Weighted average number of
       common shares outstanding
       used in basic earnings
       (loss) per share
       (denominator)                     10,650,000    9,562,391    10,458,791    8,175,128
                                         ----------   ----------    ----------   ----------
     Weighted average number of
       common shares and potential
       dilutive common shares
       outstanding used in diluted
       earnings (loss) per share
       (denominator)                     10,650,000       N/A           N/A          N/A
                                         ----------   ----------    ----------   ----------

            ULTIMATE SPORTS ENTERTAINMENT, INC. AND SUBSIDIARY

      NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - LOSS PER SHARE [Continued]

     During the nine months ended October 31, 2002, the Company had options to purchase 8,363,500 shares of common stock at prices ranging from $.07 to $4.00 per share that were not included in the computation of diluted earnings (loss) per share because their effect was anti-dilutive.

NOTE 10 - CAPITAL STOCK

     Common Stock - The Company has authorized 50,000,000 shares of common stock, $.001 par value. At October 31, 2002, the Company had 10,650,000 shares issued and outstanding.

     In May 2002, the Company issued 680,000 shares of common stock as incentives for note payable holders to extend the terms of the notes payable. The value of these shares were $47,600, or $.07 per share and was expensed as consulting and interest expense.

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

     Stock Options - A summary of the status of the options outstanding under the Company's stock option plans and employment agreements at October 31, 2002 is presented below:

                                   Options Outstanding                       Options Exercisable
                    -------------------------------------------------   ------------------------------
       Range of                   Weighted-Average   Weighted Average                 Weighted-Average
       Exercise       Number         Remaining           Exercise         Number          Exercise
        Prices      Outstanding   Contractual Life        Price         Exercisable        Price
     ------------   -----------   ----------------   ----------------   -----------   ----------------
     $        .07      635,000        4.75 yrs               .07           635,000            .07
             .125       50,000        4.50 yrs              .125            50,000           .125
        .35 - .39    1,250,000        2.75 yrs               .36         1,250,000            .36
        .50 - .75    1,377,500        3.75 yrs               .68         1,377,500            .68
      1.00 - 1.25    1,050,000        4.75 yrs              1.19         1,050,000           1.19
             2.00    2,000,000        4.75 yrs              2.00         2,000,000           2.00
     $       4.00    2,000,000        4.75 yrs           $  4.00         2,000,000        $  4.00
                     ---------                                           ---------
                     8,363,500                                           8,363,500

     During the period ended October 31, 2002, the Company granted options to purchase 635,000 shares of common stock at $.07 per share. The options were granted as incentives for note payable holders and consultants.
     The fair value of $30,636 was expensed as consulting and interest expense.

            ULTIMATE SPORTS ENTERTAINMENT, INC. AND SUBSIDIARY

      NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - CAPITAL STOCK [Continued]

     Treasury Stock - On May 3, 2000, a complaint was filed in the United States District Court, Central District of California, by Joseph Yukich, naming the Company and the Company's president. The complaint seeks damages and injunctive relief for alleged copyright infringement in connection with certain comic books. Mr. Yukich claims to be a one-third owner of the copyrights for the comic books in question. In January 2002, the Company settled the lawsuit with Mr. Yukich. The settlement agreement included the Company forgiving a note receivable and accrued interest totaling $46,179 and the Company receiving 80,000 shares of the Company's common stock, which is recorded as treasury stock. The Company used the carrying amount of the note receivable and accrued interest as the value assigned to the treasury stock. In September 2002, the Company cancelled these shares which were held in treasury stock.

     Default Penalty - The Company may be obligated to issue 1,000,000 shares of common stock to cure default penalties on notes payable to related party. [See Note 7]

NOTE 11 - RELATED PARTY TRANSACTIONS

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

     Rental agreement - The Company has verbally agreed to rent office space from a director/shareholder for $4,500 per month. For the nine months ended October 31, 2002 and 2001, the Company expensed $40,500 and $0, respectively, in rental expense related to this agreement.

     Default Penalty - The Company may be obligated to issue 1,000,000 shares of common stock to cure default penalties on notes payable to related party. [See Note 7]

NOTE 12 - GOING CONCERN

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

            ULTIMATE SPORTS ENTERTAINMENT, INC. AND SUBSIDIARY

      NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - COMMITMENTS AND CONTINGENCIES

     Litigation - The Company is involved in various litigation as part of its normal business operations. In management's opinion, the ultimate resolution of these cases will not have a material adverse effect on the Company's financial position. Subsequent to October 31, 2002, the Company was named as a defendant for failing to pay licensing rights granted by National Football League Properties. [See Note 15]

     Promotion agreement - In November 2001, the Company entered into an agreement with a company for promotion services. The Company has agreed to pay $5,000 per month for the twelve month term ending in November 2002. The Company also granted options to purchase 50,000 shares of common stock at $.125 per share. The Company expensed $5,000 related to the option as promotion expense. After eight months, either party may cancel the remainder of the contract upon a written 30-day notice to the other party. The Company has agreed to pay commissions from sales directly generated from the promotion company as follows: 7.5% on the first $1,000,000 and 8.5% thereafter.

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

     Rental agreement - The Company has verbally agreed to rent office space from a director/shareholder for $4,500 per month. For the nine months ended October 31, 2002, the Company expensed $40,500 in rental expense related to this agreement.

     Default Penalty - The Company may be obligated to issue 1,000,000 shares of common stock to cure default penalties on notes payable to related party. [See Note 7]

            ULTIMATE SPORTS ENTERTAINMENT, INC. AND SUBSIDIARY

      NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 - CONCENTRATIONS

     Sales - For the nine months ended October 31, 2001, the Company's sales came primarily from comic book promotions with professional sports teams. The following schedule details significant customers which had sales in excess of 10% of the Company's total sales. The loss of any of these customers could have a major impact of the financial condition of the Company.

     Customer          Sales          % of Sales
     --------        ---------        ----------
        A            $ 198,427            31
        B            $ 184,800            29
        C            $  85,000            13

     The Company maintains license agreements with professional sport organizations for the use of their names and likeness in the comic books produced by the Company. Should the Company not maintain these license agreements, the Company's ability to generate revenue could be severely impaired.

NOTE 15 - SUBSEQUENT EVENTS

     Subsequent to October 31, 2002, the Company was named as a defendant in a complaint by the National Football League Properties. The complaint alleges that the Company breached a publishing contract entered into around June 1999, by failing to pay the balance owned for the licensing rights granted the Company for which the company owes the plantiff approximately $41,000 in damages. This amount is included in the Company's accounts payable liability account balance.

             ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND PLAN OF OPERATIONS.

OVERVIEW

     Ultimate Sports Entertainment, Inc. is a Los Angeles based entertainment company that creates, develops and publishes action/adventure/fantasy stories featuring well-known athletes/celebrities in collectible comic book form using first-rate artists and writers. We have taken an extremely marketable commodity, the Superstar
Athlete/Celebrity, and created a brand new licensing, marketing, and premium sponsorship entity.

     Ultimate Sports titles include famous athletes such as: Barry Bonds; Mark McGwire; Ichiro; Sammy Sosa; Cal Ripken Jr.; Derek Jeter; Alex Rodriguez; Roger Clemens; Mike Piazza; Ken Griffey, Jr.; Troy Aikman; Dan Marino; Brett Favre; Peyton Manning; John Elway; Terrell Davis and many others.

CRITICAL ACCOUNTING POLICIES

     The discussion and analysis of our financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amount of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of the Company's financial statements. Actual results may differ from these estimates under different assumptions or conditions.

     Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions. The Company believes that there are no critical accounting policies which would have a material impact on its financial presentation.


NINE MONTHS ENDED OCTOBER 31, 2002, COMPARED TO NINE MONTHS ENDED
OCTOBER 31, 2001

     A summary of operating results for the nine months ended October 31, 2002 and 2001 is as follows:

                                      2002                2001
                                            % of                % of
                                  Amount    Sales     Amount    Sales
                                ---------   -----   ---------   -----
     Sales                      $ 643,772           $ 369,715
     Cost of goods sold           333,428    52%      190,383    51%
                                 --------            --------
     Gross profit                 310,334    48%      179,332    49%

     General & administrative     627,172    97%      464,801   126%
     Bad debt                        --       0%       48,218    13%
                                 --------            --------

     Total operating expenses     627,172    97%      513,019   139%

     Other expenses              (186,595) (29)%     (520,958) (141)%
                                 --------            --------
     Net loss                   $(503,423) (78)%    $(854,645) (231)%
                                 ========            ========

                                   2002                2001
                                 --------            --------
     Loss per share:             $ (0.05)            $ (0.11)


     Revenues. Our revenues are derived from both in-stadium and retail team promotions as well as sales through the Internet and direct phone orders. In-stadium and retail team promotions account for a substantial majority of these revenues. We generate agreements with the teams for a definitive amount of units that will be distributed at a particular game or retail outlet that is based on a per unit price. Total revenues increased substantially at 87%, or $274,057 for the nine months ended October 31, 2002, as compared to the same period in the prior year (the "comparable prior year period").

     Cost of Goods Sold. The cost of goods sold is based on the following: editorial, (writing, inking, coloring, lettering) printing, shipping of our product and the amortization of our licensing agreements. The cost of goods sold as a percentage of sales has remained approximately the same for the comparative years. This demonstrates a consistent assessment for management in predicting gross profit. We have streamlined the creative process and recycled certain non-specific elements in order to reduce costs on the editorial end. Producing more product, has allowed us to print in greater quantities, which in turn has enabled us to get better pricing from printer. Management is confident that we have reduced costs to the current level and will be able to maintain cost of good sold in the future.

     General and Administrative. General and administrative expenses increased 35%, or $162,371, for the nine months ended October 31, 2002, as compared to the comparable prior year period. However, general and administrative expenses went down 29% in relation to revenue compared to the prior year period

     Bad Debt. Bad debt expenses decreased 100%, or $46,179, for the nine months ended October 31, 2002, as compared to the comparable prior year period.

LIQUIDITY AND CAPITAL RESOURCES

     In the quarter ended October 31, 2002, we were advanced no new financing. As discussed below, we suffer from a lack of available cash to meet our continuing operating requirements. We continues to operate using funds received for promotional events and deposits for future events. We have been unsuccessful in raising significant capital. We continue to benefit from our lenders, venders, and consultants extending credit or services for equity in our company. We are still actively pursuing additional financing which in an optimal scenario would come from a strategic source.

     During the quarter ended October 31, 2002 we completed our first retail sales promotion which began with an in-stadium promotional event to launch our two-part Seattle Mariners comic book series that were sold at McDonald's in the State of Washington.

     This event marks a significant expansion of our business into larger quantities, promotion specific revenue, sales of advertising pages, and potentially more profitable methods of distribution.

     Operating activities used $4,995 of cash for the nine months ended October 31, 2002, as compared to operating activities using $72,746 of cash for the comparable prior year period. The decrease in the use of cash by operating activities was primarily due to increases in accrued liabilities, accounts payable, and non-cash expenses of approximately $230,000, $86,000, and $75,000, respectively.

     Investing activities used $91,400 of cash for the nine months ended October 31, 2002, as compared to $75,000 for the comparable prior year period. The increase in the cash used for investing activities for the nine months ended October 31, 2002, was attributable to payments on various license agreements.

     Financing activities provided $96,395 in cash for the nine months ended October 31, 2002, as compared to financing activities providing $147,746 for the comparable prior year period. The decrease in cash provided by financing activities was primarily attributable to increase payments on notes payable.

     Management anticipates the future quarter ending January 31, 2003 will have decreased revenues compared with the quarter ended October 31, 2002, and only a slight increase in revenues for the year ending January 31, 2003. The minimal increase in revenues expected for the period ending January 31, 2003 is due to the off-season of Major League Baseball.

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

     *    changes in our business strategies;

     * a decline in consumer interest in professional sports and/or athletes; and

     *    a continued inability for the company to finance its operations.

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

                      ITEM 3. CONTROLS AND PROCEDURES

     Within 90 days prior to the filing date of this report, the Company's management conducted an evaluation, under the supervision and with the participation of the Company's President and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on this evaluation, the President and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect those controls subsequent to the date of our last evaluation.


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

     On November 21, 2002, National Football League Properties, Inc. filed a complaint against Ultimate Sports Entertainment, Inc. and Frederick Licht in the Los Angeles, California, Superior Court (Case No. SC074777). The complaint alleges that the defendants breached the publishing contract entered into on or about June 16, 1999, by failing to pay the balance owed for the licensing rights granted to the defendants and that the defendants owe the plaintiff $41,026 in damages.

                 ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     During the quarter ended October 31, 2002, we were delinquent in the payment of interest and/or principal on each of the promissory notes set forth below. As reported in our prior quarterly report on Form 10-QSB for the quarter ended April 30, 2002, in June 2002 we negotiated oral extensions of each of the notes, except the notes due Mr. Gerard and The Orbiter Fund Limited, both of which notes are past due. The following table sets forth the extended due dates of the notes. Each of the notes bears interest at 20% per annum, except for the note to The Orbiter Fund Ltd, which is at 12%. A portion of the interest is payable monthly ommencing one month from the date of the note. No principal payments have been made on any note. The following table sets forth for each promissory note the amount of principal and interest accrued or due as of October 31, 2002:

                           Date       Due Date    Principal   Interest
Name                      of Note     of Loan      Amount     Amount
----                      --------    --------    ---------   --------
Martin Burke               6/27/00     2/28/03      $25,000    $11,736
Martin Burke               4/27/01     2/28/03      $25,719     $3,720
John Gerard                7/15/01     7/15/02     $200,000    $40,249
JLB Equities               3/10/00     2/28/03      $75,000    $39,688
JLB Equities                4/5/00     2/28/03      $35,000    $18,023
JLB Equities               4/13/00     2/28/03      $25,000    $12,764
JLB Equities               5/17/00     2/28/03      $25,000    $12,298
David Rosenberg           11/21/00    11/20/02      $25,000     $9,723
Seewack Family Trust      12/29/00    12/20/02      $25,000     $9,202
The Orbiter Fund Ltd.      8/13/01     8/31/02     $750,000   $109,171
                                                 ----------   --------
     TOTAL                                       $1,210,719   $224,938
                                                 ==========   ========

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

     In addition to the notes listed in the above table, we have borrowed funds and agreed to repay these loans upon demand by the lending party. No promissory notes have been issued to these parties. During the first quarter ended April 30, 2002, each of the lenders set forth below made demand for the repayment of his or her loan. None of the loans has been repaid in whole or in part. The following table sets forth the principal amount loaned and the amount of interest due as of October 31, 2002:

                        Date       Principal     Interest
     Name              of Loan      Amount        Amount
     ----              -------     ---------     --------
     John Gerard       3/19/02      $25,000       $3,750
     Rob Deutschman     4/1/02       $9,000       $1,350
                                    -------       ------
          TOTAL                     $34,000       $5,100
                                    =======       ======

     We also have outstanding a note payable to Larry Fleischman in the original principal amount of $100,000. With prior payments, the total principal amount due on or before October 31, 2002, is $76,000

                 ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits. The following exhibit is filed with this report:

          99.1 Written Statement of Chief Executive Officer and Chief Financial Officer with respect to compliance with Section 13(a) or 15(d) of the Securities Exchange Act of 1934.

     (b) Reports on Form 8-K: During the quarter ended October 31, 2002, no reports on Form 8-K were filed.

                                SIGNATURES

     Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Ultimate Sports Entertainment, Inc.

Date: December 20, 2002                 By:  /s/ Frederick R. Licht
                                             Frederick R. Licht, President,
                                             Principal Accounting Officer, and
                                             Chief Financial Officer

                               CERTIFICATION

     I, Frederick R. Licht, President and Chief Financial Officer of Ultimate Sports Entertainment, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Ultimate Sports Entertainment, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

     a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) Presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  December 20, 2002           /s/ Frederick R. Licht
                                   Frederick R. Licht, President and
                                   Chief Financial Officer